Form 10-Q
period 1996-09-30
HOUSTON EXPLORATION CO
filed 1996-11-14
CIK 1015293

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            --------------------

                                   FORM 10-Q

(MARK ONE)

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                       COMMISSION FILE NUMBER: 001-11899

                        THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   22-2674487
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYEE IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                         1331 LAMAR STREET, SUITE 1065
                              HOUSTON, TEXAS 77010
                             (ADDRESS OF PRINCIPAL
                               EXECUTIVE OFFICES
                                 AND ZIP CODE)
                                 (713) 652-2847
                         REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

                              -----------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes             No
                                                       ---------      ----------

       As of November 12, 1996, 23,332,763 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                        THE HOUSTON EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Combined Balance Sheets -- September 30, 1996 and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Combined Statements of Operations -- Historical Three-Month Periods
                 Ended September 30, 1995 and 1996 and Historical Nine-Month Periods
                 Ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Combined Statements of Operations--Pro Forma Three-Month Periods
                 Ended September 30, 1995 and 1996 and Pro Forma for the
                 Nine-Month Periods ended September 30, 1995 and 1996 . . . . . . . . . . . . . . . . 5
             Combined Statements of Cash Flows -- Nine Month Periods
                 Ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . 6

             Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18



                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, pending legal proceedings, government regulation, environmental matters and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Risk Factors" included in the Company's initial public offering prospectus dated September 19, 1996 and contained in the Company's Registration Statement on Form S-1 (Registration No. 333-4437) filed under the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE HOUSTON EXPLORATION COMPANY

                            COMBINED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                          September 30,      December 30,
                                                                               1996              1995
                                                                          -------------      -------------
                                                                           (unaudited)
 ASSETS:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .    $       9,897      $         598
    Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .           27,285             18,660
    Accounts receivable--Parent  . . . . . . . . . . . . . . . . . . .            2,166              6,963
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,219                963
    Prepayments and other  . . . . . . . . . . . . . . . . . . . . . .              991              1,141
                                                                          -------------      -------------
         Total current assets  . . . . . . . . . . . . . . . . . . . .           41,558             28,325
    Natural gas and oil properties, full cost method
         Unevaluated properties  . . . . . . . . . . . . . . . . . . .           60,137             42,286
         Properties subject to amortization  . . . . . . . . . . . . .          440,092            309,378
    Other property and equipment . . . . . . . . . . . . . . . . . . .            7,120              7,707
                                                                          -------------      -------------
                                                                                507,349            359,371
    Less: Accumulated depreciation, depletion and amortization . . . .         (165,060)          (142,693)
                                                                          -------------      -------------
                                                                                342,289            216,678
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,565              2,493
                                                                          -------------      -------------
         TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .    $     385,412      $     247,496
                                                                          =============      =============

 LIABILITIES:
    Accounts payable and accrued expenses  . . . . . . . . . . . . . .    $      37,367      $      28,657
                                                                          -------------      -------------
         Total current liabilities . . . . . . . . . . . . . . . . . .           37,367             28,657
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .           65,000             71,862
    Deferred federal income tax  . . . . . . . . . . . . . . . . . . .           54,092             43,681
    Other deferred liabilities . . . . . . . . . . . . . . . . . . . .               74                 60
                                                                          -------------      -------------
         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .          156,533            144,260

 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 50,000 shares authorized,
         15,295 issued and outstanding at December 31, 1995
         and 23,333 issued and outstanding at September 30, 1996,
         respectively  . . . . . . . . . . . . . . . . . . . . . . . .              233                153
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . .          222,436            100,929
    Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .            6,210              2,154
                                                                          -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .          228,879            103,236
                                                                          -------------      -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . .    $     385,412      $     247,496
                                                                          =============      =============

    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                 COMBINED STATEMENTS OF OPERATIONS--HISTORICAL
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                          --------------------------------- ---------------------------------
                                                1995             1996             1995             1996
                                                ----             ----             ----             ----
REVENUES
   Natural gas and oil revenues . . . . . $       9,619    $      18,922    $      29,943    $      40,174
   Other  . . . . . . . . . . . . . . . .           543              249            1,368              784
                                          -------------    -------------    -------------    -------------
     Total revenues . . . . . . . . . . .        10,162           19,171           31,311           40,958

OPERATING COSTS AND EXPENSES
   Lease operating  . . . . . . . . . . .         1,209            3,603            4,084            7,237
   Depreciation, depletion and
   amortization . . . . . . . . . . . . .         5,019           10,744           16,681           22,315
   General and administrative, net  . . .           588            2,084            2,342            4,786
                                          -------------    -------------    -------------    -------------
     Total operating expenses . . . . . .         6,816           16,431           23,107           34,338

INCOME FROM OPERATIONS  . . . . . . . . .         3,346            2,740            8,204            6,620
   Interest expense, net  . . . . . . . .           494            1,488            1,813            2,606
                                          -------------    -------------    -------------    -------------
   Income before income taxes . . . . . .         2,852            1,252            6,391            4,014
   Provision (benefit) for federal
     income taxes . . . . . . . . . . . .          (131)             (15)             383              (42)
                                          -------------    -------------    -------------    -------------
NET INCOME  . . . . . . . . . . . . . . . $       2,983    $       1,267    $       6,008    $       4,056
                                          =============    =============    =============    =============

Net income per share  . . . . . . . . . . $        0.20    $        0.08    $        0.39    $        0.26

Weighted average shares outstanding . . .        15,295           16,155           15,295           15,584


    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                  COMBINED STATEMENTS OF OPERATIONS--PRO FORMA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                          -------------------------------   ------------------------------
                                            Pro Forma        Pro Forma        Pro Forma        Pro Forma
                                             1995(1)          1996(1)          1995(1)          1996(1)
                                          -------------    -------------    -------------    -------------
REVENUES
   Natural gas and oil revenues . . . . . $      17,943    $      21,860    $      57,254    $      62,915
   Other  . . . . . . . . . . . . . . . .           543              249            1,368              784
                                          -------------    -------------    -------------    -------------
     Total revenues . . . . . . . . . . .        18,486           22,109           58,622           63,699

OPERATING COSTS AND EXPENSES
   Lease operating  . . . . . . . . . . .         2,585            4,053            8,833           11,089
   Depreciation, depletion and
   amortization . . . . . . . . . . . . .        10,517           12,162           35,327           32,486
   General and administrative, net  . . .           646            2,131            2,508            4,927
                                          -------------    -------------    -------------    -------------
     Total operating expenses . . . . . .        13,748           18,346           46,668           48,502

INCOME FROM OPERATIONS  . . . . . . . . .         4,738            3,763           11,954           15,197
   Interest expense, net  . . . . . . . .           333              504            1,289            1,294
                                          -------------    -------------    -------------    -------------
   Income before income taxes . . . . . .         4,405            3,259           10,665           13,903
   Provision for federal
     income taxes . . . . . . . . . . . .           412              687            1,878            3,419
                                          -------------    -------------    -------------    -------------
NET INCOME  . . . . . . . . . . . . . . . $       3,993    $       2,572    $       8,787    $      10,484
                                          =============    =============    =============    =============

Net income per share  . . . . . . . . . . $        0.17    $        0.11    $        0.38    $        0.45

Weighted average shares outstanding . . .        23,333           23,333           23,333           23,333


(1) The pro forma information for the periods ended September 30, 1995 and 1996 gives effect to the TransTexas Acquisition, the Soxco Acquisition and the application of the net proceeds from the Company's initial public offering as if such transactions had been completed as of January 1, 1995. See Notes 2 and 3 of Notes to Combined Financial Statements.


    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                                1995               1996
                                                                          ----------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                    $                  $
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,008             4,056
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization . . . . . . . . . . . . .           16,681            22,315
    Deferred income tax expense  . . . . . . . . . . . . . . . . . . .            8,883             9,692
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable . . . . . . . . . . . .            8,130            (3,828)
    Decrease (increase) in inventories . . . . . . . . . . . . . . . .              193               (28)
    Decrease (increase) in prepayments and other . . . . . . . . . . .              309               (78)
    Decrease (increase) in other assets  . . . . . . . . . . . . . . .            2,328               942
    Increase (decrease) in accounts payable and accrued expenses . . .            5,754             8,710
                                                                          -------------      ------------
 Net cash provided by operating activities . . . . . . . . . . . . . .           48,286            41,781
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property and equipment  . . . . . . . . . . . . . . . .          (50,842)         (134,711)
 Dispositions and other  . . . . . . . . . . . . . . . . . . . . . . .               60             1,571
                                                                          -------------      ------------
 Net cash used in investing activities . . . . . . . . . . . . . . . .          (50,782)         (133,140)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (paydowns of) long-term borrowings, net . . . . . . . .            3,404            (6,862)
 Proceeds from issuances of common stock, net  . . . . . . . . . . . .               --           101,178
 Capital contributions from (return of capital to) Parent  . . . . . .             (958)            6,342
                                                                          -------------      ------------
 Net cash provided by financing activities . . . . . . . . . . . . . .            2,446           100,658
 Increase (decrease) in cash and cash equivalents  . . . . . . . . . .              (50)            9,299
 Cash and cash equivalents, beginning of period  . . . . . . . . . . .              668               598
                                                                          -------------      ------------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . .    $         618      $      9,897
                                                                          =============      ============
 Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . .    $       3,477      $      4,283
                                                                          =============      ============
 Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . .    $          --      $         --
                                                                          =============      ============

    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  --  BASIS OF PRESENTATION

         Organization

         The Houston Exploration Company ("Houston Exploration" or the "Company"), a Delaware corporation, was incorporated in December 1985 and began operations in January 1986 for the purpose of conducting certain natural gas and oil exploration and development activities for The Brooklyn Union Gas Company ("Brooklyn Union"). Prior to its initial public offering in September 1996, the Company was an indirect wholly-owned subsidiary of Brooklyn Union. The Company's operations focus on the exploration, development and acquisition of domestic natural gas and oil properties offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin, East Texas and West Virginia.

         Effective February 29, 1996 Brooklyn Union implemented a reorganization of its exploration and production assets and liabilities by transferring to Houston Exploration certain onshore producing properties and acreage not previously owned by Houston Exploration. These combined financial statements have been prepared giving effect to the transfer of these assets and liabilities from the time of the acquisition of such assets and liabilities by Brooklyn Union. The transfer of assets and liabilities has been accounted for at historical cost as a reorganization of companies under common control in a manner similar to a pooling-of-interests and the financial statements reflect the combined historical results of Houston Exploration and the assets and liabilities transferred by Brooklyn Union for all of the periods presented.

         Interim Financial Statements

         The balance sheet of the Company at September 30, 1996 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1995 is derived from the December 31, 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the December 31, 1995 Combined Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-4437).

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessary indicative of the results for the full year.

         Pro Forma Combined Financial Information

         The unaudited pro forma combined statements of operations for each of the three months and the nine months ended September 30, 1995 and 1996 give effect to the TransTexas Acquisition, the Soxco Acquisition, and the application of the net proceeds from the Company's initial public offering as if such transactions had been completed as of January 1, 1995. See Notes 2 and 3 of Notes to the Combined Financial Statements.

         The pro forma combined financial information does not purport to be indicative of the results of operations of the Company had such transactions occurred on the date assumed, nor is the pro forma combined information necessarily indicative of the future results of operations of the Company. The pro forma combined financial information should be read together with the Combined Financial Statements of the Company, including the Notes thereto.

NOTE 2  -- ACQUISITIONS

         TransTexas

         On July 2, 1996, the Company acquired certain natural gas and oil properties and associated gathering pipelines and equipment located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas"). The Company acquired a 100% working interest (95% after the exercise by James G. Floyd, the Company's President and Chief Executive Officer, of his right to purchase a 5% working interest) in the approximately 156 wells on such properties. The purchase price of $62.2 million ($59.1 million after giving effect to the exercise of Mr. Floyd's purchase option) for the TransTexas Acquisition was reduced by $3.1 million for production revenues and expenses related to the assets between the May 1, 1996 effective date of the TransTexas Acquisition and July 2, 1996. The purchase price of the TransTexas Acquisition was paid in cash, financed with borrowings under the Company's Credit Facility.

         The Company loaned Mr. Floyd the $3.1 million purchase price for his purchase of a 5% working interest in the properties purchased by the Company in the TransTexas Acquisition. In addition, the Company has agreed to loan Mr. Floyd, on a revolving basis, the amounts required to fund the expenses attributable to Mr. Floyd's working interest. Mr. Floyd is required to repay amounts owed under the loan in the amount of 65% of all distributions received by Mr. Floyd in respect of such working interest, as distributions are received. Amounts outstanding under such loan bear interest at an interest rate equal to the Company's cost of borrowing under the New Credit Facility. Mr. Floyd's obligations under the agreement are secured by a pledge of his working interest in, and the production from, such properties. The outstanding balance owed by Mr. Floyd under the agreement will mature on July 2, 2006.

         Soxco

         On September 25, 1996, the Company acquired substantially all of the natural gas and oil properties and related assets (the "Soxco Acquisition") of Smith Offshore Exploration Company ("Soxco"). The natural gas and oil properties acquired in the Soxco Acquisition consisted solely of working interests in properties located in the Gulf of Mexico that were already operated by the Company or in which the Company also had a working interest. Pursuant to the Soxco Acquisition, the Company paid Soxco cash in the aggregate amount of $20.3 million (net of $3.4 million for certain purchase price adjustments), and issued to Soxco 762,387 shares of common stock. The cash portion of the purchase price was funded with the proceeds of the Company's initial public offering. In addition to the foregoing, the Company will pay Soxco a deferred purchase price of up to $17.6 million payable in two installments, on January 31, 1997 and January 31, 1998. The amount of the deferred purchase price installments will be determined by the probable reserves of Soxco as of December 31, 1995 (approximately 17.6 Bcfe) that are produced prior to or classified as proved as of December 31, 1996 and December 31, 1997, respectively, provided that Soxco is entitled to receive a minimum deferred purchase price of approximately $8.8 million. The amounts so determined will be paid in shares of common stock based on the fair market value of such stock at the time of issuance.

NOTE 3  -- STOCKHOLDERS' EQUITY

         On September 19, 1996, the Company entered into an underwriting agreement with respect to the initial public offering of its common stock at a price of $15.50 per share. The initial closing of the initial public offering, in which the Company issued 6,200,000 shares of common stock, was completed on September 25, 1996. The underwriters delivered notice of the exercise of their overallotment option on September 30, 1996. The closing of the overallotment, in which the Company issued an additional 930,000 shares of common stock, was completed on October 3, 1996. The Company received net proceeds of approximately $101.1 million from the total of 7,130,000 shares sold in the initial public offering.

         Concurrently with the completion of the public offering, the Company's President exchanged certain of his after program-payout working interests valued at $2.3 million for 145,161 shares of common stock. In addition, concurrently with the completion of the public offering, the Company issued 762,387 shares of common stock valued at $11.8 million to Soxco in connection with the Soxco Acquisition. See Note 2--Acquisitions.

         In connection with the initial public offering, the Company's certificate of incorporation was amended to effect an increase in the authorized capital stock of the Company to 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. Additionally, the Company effected a forward stock split, effective prior to the completion of the public offering, increasing the number of shares of common stock issued and outstanding to 15,295,215. The financial statements reflect, retroactively for all periods presented, the conversion and reclassification of the Company's common stock pursuant to the split.

         Net income per share for each period presented was determined by dividing net income by the weighted average number of common shares outstanding. The Company had 2,333,276 options outstanding as of September 30, 1996. The options were not reflected as common stock equivalents as they were anti-dilutive as of September 30, 1996.

NOTE 4  -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.

NOTE 5  -- SUBSEQUENT EVENTS

         In connection with the February 1996 reorganization in which Brooklyn Union transferred certain onshore producing properties and acreage to the Company, certain former employees of Fuel Resources Inc. ("FRI"), the subsidiary of Brooklyn Union that previously owned the onshore properties, were entitled to remuneration for the increase in the value of the transferred properties prior to the reorganization. The Company accrued a $12 million non-cash charge in the quarter ended December 31, 1995 with respect to the remuneration to which such employees of FRI were entitled. In February 1996, certain such former employees filed suit against Brooklyn Union, FRI and the Company alleging breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation and conspiracy, seeking actual damages in excess of $35 million and punitive damages in excess of $70 million. The suit was settled in October 1996 without liability to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the historical financial position and results of operations of The Houston Exploration Company (the "Company") for the nine months ended September 30, 1995 and 1996. The Company's historical combined financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         The Company was incorporated in December 1985 to conduct certain of the natural gas and oil exploration and development activities of The Brooklyn Union Gas Company. The Company has focused since its inception primarily on the exploration and development of high potential prospects in the Gulf of Mexico. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to the Company certain onshore producing properties and developed and undeveloped acreage previously owned by Fuel Resources Inc. ("FRI"), another Brooklyn Union subsidiary. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation. On September 25, 1996, the Company completed an initial public offering at a price of $15.50 per share (the "Initial Public Offering") and completed the acquisition of the natural gas and oil properties and related assets of Smith Offshore Exploration Company (the "Soxco Acquisition"). At December 31, 1995, without giving effect to the TransTexas Acquisition or the Soxco Acquisition, the Company had historical net proved reserves of 201 Bcfe, 97% of which were natural gas and 83% of which were classified as proved developed.

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been highly volatile, and future decreases in natural gas and oil prices could have a material adverse effect on the Company's financial position, results of operations, quantities of natural gas and oil reserves that may be economically produced, and access to capital.

         The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a writedown is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities.

         As of September 30, 1996, the Company estimates, using prices in effect as of such date, that actual capitalized costs exceeded the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property costs by approximately $2.3 million (net of taxes). However, the Company did not write down the carrying value of its natural gas and oil properties as of September 30, 1996, as natural gas prices substantially increased subsequent of such date, resulting in the ceiling limitation exceeding the actual capitalized costs.

         The Company utilizes natural gas forward contracts or fixed-floating price swaps for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. The swap agreements call for the Company to receive or make payment based upon the differential between a fixed and a variable commodity price specified in the contracts. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period of the hedged production. The Company has entered into contracts covering an average of approximately 65,100 Mmbtu per day (62,600 Mcf/d) of natural gas production for November 1996 through March 1997 at a weighted average price of $2.13 per Mmbtu, before transaction and transportation costs. The Company has also entered into contracts covering an average of approximately 43,200 Mmbtu per day (41,500 Mcf/d) for April 1997 through October 1997 at a weighted average price of $1.96 per Mmbtu and contracts covering an average of approximately 19,200 Mmbtu per day (18,400 Mcf/d) for November 1997 through March 1998 at a weighted average price of $1.98 per Mmbtu, in each case before transaction and transportation costs. During September 1996, net production from the Company's properties (pro forma to include the properties acquired in the Soxco Acquisition) averaged approximately 115,900 Mcfe per day.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical and pro forma natural gas and oil production data during the periods indicated:

                                               Three Months                          Nine Months
                                                  Ended                                 Ended
                                              September 30,                         September 30,
                                  ------------------------------------- --------------------------------------
                                                            Pro Forma                              Pro Forma
                                      1995        1996       1996(1)        1995        1996        1996(1)
                                      ----        ----     ------------     ----        ----     -------------
Production:
  Natural gas (Mmcf)  . . . . . .     5,254      9,511        10,650       15,858      21,009         31,606
  Oil (Mbbls) . . . . . . . . . .         9         35            47           77          76             98
  Total (Mmcfe) . . . . . . . . .     5,308      9,721        10,932       16,320      21,465         32,194
Average sales prices:
  Natural gas (per Mcf)(2)  . . . $    1.80   $   1.91     $    1.96    $    1.81   $    1.84    $      1.93
  Oil (per Bbl) . . . . . . . . .     15.89      21.83         21.70        16.84       20.26          20.13
Expenses (per Mcfe):
  Lease operating . . . . . . . . $    0.23   $   0.37     $    0.37    $    0.25   $    0.34    $      0.34
  Depreciation, depletion and
    amortization  . . . . . . . .      0.95       1.11          1.11         1.02        1.04           1.01
  General and administrative, net      0.11       0.21          0.19         0.14        0.22           0.15


(1) The pro forma production information for the periods ended September 30, 1996 gives effect to the TransTexas Acquisition and the Soxco Acquisition as if such transactions had been completed as of January 1, 1996.
(2) Reflects the effects of hedging. Absent the effects of hedging, average realized natural gas prices would have been $1.37, $2.06 and $2.09 per Mcf for the three months ended September 30, 1995, 1996 and pro forma 1996, respectively. For the nine months ended September 30, 1995, 1996 and pro forma 1996 average realized natural gas prices would have been $1.44, $2.19 and $2.16, respectively.

RECENT FINANCIAL AND OPERATING RESULTS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

         General. Houston Exploration's production increased 83% from 5,308 Mmcfe for the three months ended September 30, 1995 to 9,721 Mmcfe for the three months ended September 30, 1996. The TransTexas Acquisition, effective July 2, 1996, accounted for 3,187 Mcfe of the increase in production for the third quarter of 1996 and the remaining increase can be attributed to an increase in offshore production as newly developed properties were brought on line during 1996.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 97% from $9.6 million for the three months ended September 30, 1995 to $18.9 million for the three months ended September 30, 1996 as a result of the 83% increase in production combined with a 6% increase in average realized natural gas prices from $1.80 per Mcf in the three months ended September 30, 1995 to $1.91 per Mcf in the three months ended September 30, 1996.

         As a result of hedging activities, the Company realized an average gas price of $1.91 per Mcf for the three months ended September 30, 1996, compared to an average price of $2.06 per Mcf that otherwise would have been received, resulting in a $1.4 million decrease in natural gas revenues for the three month period. For the three months ended September 30, 1995, the average realized gas price was $1.80 per Mcf compared to an unhedged average gas price of $1.37, resulting in an increase to natural gas revenues of $2.3 million for the three month period.

         Lease Operating Expenses. Lease operating expenses increased from $1.2 million for the three months ended September 30, 1995 to $3.6 million for the three months ended September 30, 1996. On an Mcfe basis, lease operating expenses increased 61% from $0.23 for the three months ended September 30, 1995 to $0.37 for the three months ended September 30, 1996. Of the $2.4 million increase in lease operating expenses for the third quarter of 1996, $1.3 million related directly to properties acquired in the TransTexas Acquisition and the remaining $1.1 million reflects the higher initial operating costs associated with bringing new facilities and wells on line.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $5.0 million for the three months ended September 30, 1995 to $10.7 million for the three months ended September 30, 1996. Depreciation, depletion and amortization expense per Mcfe increased from $0.95 for the three months ended September 30, 1995 to $1.11 for the three months ended September 30, 1996. The increase in expense reflects the increase in production during the third quarter of 1996 and the increase in the rate is a result of exploratory drilling which did not add significant new reserves during the period.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.3 million and $0.2 million for the three months ended September 30, 1995 and 1996, respectively, increased from $0.6 million for the three months ended September 30, 1995 to $2.1 million for the three months ended September 30, 1996. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.2 million and $1.1 million, respectively for the three months ended September 30, 1995 and 1996. The increase in net general and administrative expenses for the three months ended September 30, 1996 is a result of certain one time expenses incurred in conjunction with the combination of offshore and onshore operations and a $0.8 million charge incurred in conjunction with the Company's initial public offering for the buyout and termination of common stock options granted to certain officers and directors of Brooklyn Union under the Company's 1994 Incentive Plan. On an Mcfe basis, general and administrative expenses increased from $0.11 for the three months ended September 30, 1995 to $0.21 ($0.13 excluding the effects of the $0.8 million charge for the option buyout) for the three months ended September 30, 1996.

         Interest Expense. Interest expense, net of amounts capitalized of $0.9 million in each of the three month periods ended September 30, 1995 and 1996, increased from $0.5 million for the three months ended September 30, 1995 to $1.5 million for the three months ended September 30, 1996. Approximately $0.9 million of the increase is a result of additional borrowings of $62.2 million ($59.1 million after giving effect to the exercise of Mr. Floyd's 5% purchase option) to pay the purchase price for the properties acquired in the TransTexas Acquisition.

         Net Income. Net income decreased from $2.9 million for the three months ended September 30, 1995 to $1.3 million for the three months ended September 30, 1996, primarily as a result of the $1.0 million increase in interest expense combined with a decrease in operating income of $0.6 million. Although production increased by 83% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, operating income decreased from $3.3 million for the three months ended September 30, 1995 to $2.7 million for the three months ended September 30, 1996 as a result of hedging activities, higher lease operating costs associated with new properties and an increase in general and administrative expense during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

         General. Houston Exploration's production increased 32% from 16,320 Mmcfe for the first nine months of 1995 to 21,465 Mmcfe for the first nine months of 1996. The TransTexas Acquisition, effective July 2, 1996, accounted for 3,187 Mcfe of the increase in production for the first nine months of 1996 and the remaining increase can be attributed to the commencement of production in 1996 as newly developed offshore properties were brought online.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 34% from $29.9 million for the first nine months of 1995 to $40.2 million for the first nine months of 1996 as a result of the 32% increase in production and a 2% increase in average realized natural gas prices from $1.81 per Mcf in the first nine months of 1995 to $1.84 per Mcf in the first nine months of 1996.

         As a result of hedging activities, the Company realized an average gas price of $1.84 per Mcf for the first nine months of 1996, compared to an average price of $2.19 per Mcf that otherwise would have been received, resulting in a $7.5 million decrease in natural gas revenues for the nine month period. For the first nine months of 1995, the average realized gas price was $1.81 per Mcf compared to an unhedged average gas price of $1.44, resulting in an increase to natural gas revenues of $5.8 million for the nine month period.

         Lease Operating Expenses. Lease operating expenses increased 76% from $4.1 million for the first nine months of 1995 to $7.2 million for the first nine months of 1996. On an Mcfe basis, lease operating expenses increased 36% from $0.25 for the first nine months of 1995 to $0.34 for the first nine months of 1996. Of the $3.1 million increase in lease operating expense for the first nine months of 1996, $1.3 million relates directly to properties acquired in the TransTexas Acquisition and the remaining $1.8 million increase reflects the higher initial operating costs associated with bringing new facilities and wells on line.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 34% from $16.7 million for the first nine months of 1995 to $22.3 million for the first nine months of 1995 and the first nine months of 1996. Depreciation, depletion and amortization expense per Mcfe increased from $1.02 for the first nine months of 1995 to $1.04 for the first nine months of 1996. The increase in expense reflects the increase in production during the first nine months of 1996 and the increase in the rate is a result of exploratory drilling which did not add significant new reserves during the period.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.9 million and $0.6 million for the first nine months of 1995 and 1996, respectively, increased from $2.3 million for the first nine months of 1995 to $4.8 million for the first nine months of 1996. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $3.0 million and $3.5 million, respectively for the first nine months of 1995 and 1996. The increase in net general and administrative expenses for the first nine months of 1996 is a result of certain one time expenses incurred in conjunction with the combination of offshore and onshore operations and a $0.8 million charge incurred in conjunction with the Company's initial public offering for the buyout and termination of common stock options granted to certain officers and directors of Brooklyn Union under the Company's 1994 Incentive Plan. On an Mcfe basis, general and administrative expenses increased from $0.14 for the first nine months of 1995 to $0.22 ($0.18 excluding the effects of the $0.8 million charge for the option buyout) for the first nine months of 1996.

         Interest Expense. Interest expense, net of amounts capitalized of $2.1 million and $2.5 million for the first nine months of 1995 and 1996, respectively, increased from $1.8 million for the first nine months of 1995 to $2.6 million in the first nine months of 1996. Approximately $0.9 million of the increase is a result of additional borrowings of $62.2 ($59.1 million after giving effect to the exercise of Mr. Floyd's 5% purchase option) for the properties acquired in the TransTexas Acquisition.

         Income Tax Provision. Income tax expense decreased from an expense of $0.4 million for the first nine months of 1995 to a benefit of $0.04 million for the first nine months of 1996 due to the utilization of incremental Section 29 tax credits associated with increased production from certain onshore properties.

         Net Income. Net income decreased from $6.0 million for the first nine months of 1995 to $4.1 million for the first nine months of 1996, primarily as a result of the increase in interest expense and a decrease in operating income. Although production increased 32% for the first nine months of 1996 as compared to the first nine months of 1995, operating income decreased from $8.2 million for the first nine months of 1995 to $6.6 million for the first nine months of 1996 as a result of hedging activities, higher lease operating costs associated with new properties and an increase in general and administrative expense during the first nine months of 1996 as compared to the first nine months in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and capital contributions from Brooklyn Union. The Company completed the Initial Public Offering in September 1996, from which it received net proceeds of $101.1 million, of which $78.0 million was used to repay outstanding indebtedness under the Company's Credit Facility, $20.3 million was used to pay the cash purchase price of the Soxco Acquisition and the remaining $2.8 million was used for working capital. The Company had $4.2 million in working capital as of September 30, 1996.

         The Company's net cash provided by operating activities for the first nine months of 1996 was $41.8 million compared to $48.3 million for the same period of 1995.

         The Company's capital expenditure budget for 1996 includes $28 million and $35 million, respectively, for exploration and development. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the year. No significant abandonment or dismantlement costs are anticipated through 1996. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas and oil prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its credit facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its credit facility, additional borrowing facilities or the issuance of equity or debt securities.

         The Company has entered into a credit facility (the "Credit Facility") with a syndicate of lenders led by Texas Commerce Bank National Association ("TCB") which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. On September 30, 1996, the borrowing base was $150 million, $65.0 million of which was borrowed and $1.6 million was committed under outstanding letter of credit obligations. The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at (i) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus 0.5% or TCB's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.5% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) a minimum tangible net worth ($170.9 million as of September 30, 1996) (ii) a total debt to capitalization ratio of less than 55%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. The borrowing base under the Credit Facility is determined by TCB in its discretion in accordance with TCB's then current standards and practices for similar oil and gas loans taking into account such factors as TCB deems appropriate.

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

EXHIBIT NO.      DESCRIPTION
----------       -----------
    3.1       -  Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

    3.2       -  Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference herein).

   10.1       -  Employment Agreement dated July 2, 1996 between The Houston Exploration Company and James
                 G. Floyd (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference herein).

   10.2       -  Employment Agreement dated July 2, 1996 between The Houston Exploration Company and
                 Randall J. Fleming (filed as Exhibit 10.9 to the Company's Registration Statement on Form
                 S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.3       -  Employment Agreement dated July 2, 1996 between The Houston Exploration Company and Thomas
                 W. Powers (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference herein).

   10.4       -  Employment Agreement dated July 2, 1996 between The Houston Exploration Company and James
                 F. Westmoreland (filed as Exhibit 10.11 to the Company's Registration Statement on Form
                 S-1 (Registration No. 333-4437) and incorporated by reference herein)

   10.5       -  1996 Stock Option Plan (filed as Exhibit 10.12 to the Company's Registration Statement on
                 Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.6       -  Registration Rights Agreement dated as of July 2, 1996 between The Houston Exploration
                 Company and THEC Holdings Corp. (filed as Exhibit 10.13 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.7       -  Asset Purchase Agreement dated as of July 1, 1996 between The Houston Exploration Company and Smith Offshore Exploration Company (filed as Exhibit 10.14 to the Company's
                 Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.8       -  Registration Rights Agreement between The Houston Exploration Company and Smith Offshore
                 Exploration Company (filed as Exhibit 10.15 to the Company's Registration Statement on
                 Form S-1 (Registration No. 333-4437) and incorporated by reference herein).



   10.9       -  Credit Agreement dated as of July 2, 1996 among The Houston Exploration Company and Texas
                 Commerce Bank National Association, as Administrative Agent, and the other Banks signatory thereto (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference herein).

   10.10      -  Purchase and Sale Agreement dated as of June 21, 1996, among The Houston Exploration
                 Company, TransTexas Gas Corporation and TransTexas Transmission Corporation (filed as
                 Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration
                 No. 333-4437) and incorporated by reference herein).

   10.11      -  Gas Exchange Agreement dated as of July 2, 1996 between The Houston Exploration Company and TransTexas Gas Corporation (filed as Exhibit 10.18 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.12      -  Indemnification Agreement dated as of September 25, 1996 between The Houston Exploration
                 Company and THEC Holdings Corp. (filed as Exhibit 10.20 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.13      -  Contribution Agreement dated as of February 26, 1996 between The Houston Exploration
                 Company and Fuel Resources, Inc. (filed as Exhibit 10.21 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.14      -  Registration Rights Agreement dated as of September 25, 1996 between The Houston
                 Exploration Company and James G. Floyd (filed as Exhibit 10.22 to the Company's
                 Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.15      -  Supplemental Executive Pension Plan (filed as Exhibit 10.23 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.16      -  Deed of Trust, Assignment of Production, Security Agreement and Financing Statement
                 between The Houston Exploration Company and James G. Floyd (filed as Exhibit 10.24 to the
                 Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

   10.17      -  Contribution Agreement between James G. Floyd and The Houston Exploration Company
                 (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference herein).

   27.1       -  Financial Data Schedule


                 (b)      Reports on Form 8-K:

                          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE HOUSTON EXPLORATION COMPANY



Date:   November 14, 1996          By: /s/ James G. Floyd
                                      ----------------------------------------
                                           James G. Floyd
                                           President and Chief Executive Officer



Date:   November 14, 1996          By: /s/ James F. Westmoreland
                                      ----------------------------------------
                                           James F. Westmoreland
                                           Vice President, Chief Accounting
                                               Officer, Comptroller and
                                               Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  27.1                     Financial Data Schedule