Form 10-Q
period 1997-03-31
HOUSTON EXPLORATION CO
filed 1997-05-07
CIK 1015293

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           --------------------------


                                   FORM 10-Q

(MARK ONE)

        [x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                           --------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes _____ No _____

        As of April 30, 1997, 23,332,763 shares of Common Stock, $.01 per share, were outstanding.



================================================================================

                        THE HOUSTON EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS....................................2

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Combined Balance Sheets -- March 31, 1997 and
                  December 31, 1996.............................................3

              Combined Statements of Operations -- Three-Month Periods
                  Ended March 31, 1997 and 1996.................................4

              Combined Statements of Cash Flows -- Three Month Periods
                  Ended March 31, 1997 and 1996.................................5

              Notes to the Combined Financial Statements........................6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................10

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.................................12

SIGNATURES.....................................................................15

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, government regulation, environmental matters and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K filed under the Securities Act of 1934, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        THE HOUSTON EXPLORATION COMPANY

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,   DECEMBER 31,
                                                                  1997         1996
                                                                ---------    ---------
                                                               (UNAUDITED)
ASSETS:
   Cash and cash equivalents ................................   $   8,219    $   2,851
   Accounts receivable ......................................      25,552       35,845
   Accounts receivable--Affiliate ...........................         562         --
   Inventories ..............................................       1,309          992
   Prepayments and other ....................................       1,424          924
                                                                ---------    ---------
        Total current assets ................................      37,066       40,612
                                                                ---------    ---------
   Natural gas and oil properties, full cost method
        Unevaluated properties ..............................      71,223       60,258
        Properties subject to amortization ..................     482,343      468,062
   Other property and equipment .............................       7,403        7,308
                                                                ---------    ---------
                                                                  560,969      535,628
   Less: Accumulated depreciation, depletion and amortization    (187,923)    (176,504)
                                                                ---------    ---------
                                                                  373,046      359,124
   Other assets .............................................       1,173        1,549
                                                                ---------    ---------
        TOTAL ASSETS ........................................   $ 411,285    $ 401,285
                                                                =========    =========

LIABILITIES:
   Accounts payable and accrued expenses ....................   $  35,690    $  36,650
     Accounts payable-Affiliate                                      --          1,010
                                                                ---------    ---------
         Total current liabilities
                                                                   35,690       37,660
   Long-term debt ...........................................      77,500       65,000
   Deferred federal income tax ..............................      59,586       56,475
   Other deferred liabilities ...............................         185        8,850
                                                                ---------    ---------
        TOTAL LIABILITIES ...................................     172,961      167,985

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 50,000 shares authorized,
        23,333 shares issued and outstanding ................         233          233
   Additional paid-in capital ...............................     221,602      222,271
   Retained earnings ........................................      16,489       10,796
                                                                ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ..........................     238,324      233,300
                                                                ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 411,285    $ 401,285
                                                                =========    =========


             The accompanying notes are an integral part of these
                        combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              -----------------------
                                                 1997         1996
                                              ----------   ----------
REVENUES
   Natural gas and oil revenues ...........   $   25,014   $    9,980
   Other ..................................          314          233
                                              ----------   ----------
      Total revenues ......................       25,328       10,213
                                              ----------   ----------

OPERATING COSTS AND EXPENSES
   Lease operating ........................        4,249        1,828
   Depreciation, depletion and amortization       11,382        5,674
   General and administrative, net ........        1,410        1,492
                                              ----------   ----------
      Total operating expenses ............       17,041        8,994


INCOME FROM OPERATIONS ....................        8,287        1,219
Interest expense, net .....................          143          461
                                              ----------   ----------
Income before income taxes ................        8,144          758
Provision (benefit) for federal
      income taxes ........................        2,451         (218)
                                              ----------   ----------

NET INCOME ................................   $    5,693   $      976
                                              ==========   ==========

Net income per share ......................   $     0.24   $     0.06
                                              ==========   ==========

Weighted average shares outstanding .......       23,333       15,295



             The accompanying notes are an integral part of these
                        combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................   $    5,693    $      976
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization ...................       11,382         5,674
   Deferred income tax expense ................................        2,451         3,926
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable .................        9,731        (1,956)
   Increase in inventories ....................................         (500)          (16)
   Increase in prepayments and other ..........................         (317)         (287)
   Decrease in other assets and liabilities ...................          536         1,362
   Increase (decrease) in accounts payable and accrued expenses      (10,795)          800
                                                                  ----------    ----------
Net cash provided by operating activities .....................       18,181        10,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment ..........................      (26,876)      (18,915)
Dispositions and other ........................................        1,572         1,513
                                                                  ----------    ----------
Net cash used in investing activities .........................      (25,304)      (17,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings ............................       21,500         3,102
Paydowns on long-term borrowings ..............................       (9,000)         --
Common stock issuance costs ...................................           (9)         --
Capital contributions from Brooklyn Union .....................         --           6,072
                                                                  ----------    ----------
Net cash provided by financing activities .....................       12,491         9,174

Increase in cash and cash equivalents .........................        5,368         2,251

Cash and cash equivalents, beginning of period ................        2,851           598
                                                                  ----------    ----------

Cash and cash equivalents, end of period ......................   $    8,219    $    2,849
                                                                  ==========    ==========

Cash paid for interest ........................................   $    1,443    $    1,212
                                                                  ==========    ==========
Cash paid for income taxes ....................................   $     --      $     --
                                                                  ==========    ==========



              The accompanying notes are an integral part of these
                        combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  --  BASIS OF PRESENTATION

         Organization

         The Houston Exploration Company ("Houston Exploration" or the "Company"), a Delaware corporation, was incorporated in December 1985 and began operations in January 1986 for the purpose of conducting certain natural gas and oil exploration and development activities for The Brooklyn Union Gas Company ("Brooklyn Union"). Prior to its initial public offering in September 1996 (the "IPO"), the Company was an indirect wholly-owned subsidiary of Brooklyn Union. The Company's operations focus on the exploration, development and acquisition of domestic natural gas and oil properties offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin, East Texas and West Virginia.

         Effective February 29, 1996 Brooklyn Union implemented a reorganization of its exploration and production assets and liabilities by transferring to Houston Exploration certain onshore producing properties and acreage formerly owned by Fuel Resources, Inc. ("FRI"), a wholly owned subsidiary of Brooklyn Union. These combined financial statements have been prepared giving effect to the transfer of these assets and liabilities from the time of the acquisition of such assets and liabilities by Brooklyn Union. The transfer of assets and liabilities has been accounted for at historical cost as a reorganization of companies under common control in a manner similar to a pooling-of-interests and the financial statements reflect the combined historical results of Houston Exploration and the assets and liabilities transferred by Brooklyn Union for all of the periods presented.

         Interim Financial Statements

         The balance sheet of the Company at March 31, 1997 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1996 is derived from the December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Combined Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessary indicative of the results for the full year.


         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires retroactive restatement of all EPS data presented. The Company plans to adopt the statement on December 31, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have a material impact on its EPS calculations, and, if adopted currently, SFAS No. 128 would not have a material impact on the Company's reported EPS.

NOTE 2  -- ACQUISITIONS

         TransTexas

         On July 2, 1996, the Company acquired certain natural gas and oil properties and associated gathering pipelines and equipment located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas"). The Company acquired a 100% working interest (95% after the exercise by James G. Floyd, the Company's President and Chief Executive Officer, of his right to purchase a 5% working interest) in the approximately 142 wells on such properties. The purchase price of $62.2 million ($59.1 million after giving effect to the exercise of Mr. Floyd's purchase option) for the TransTexas Acquisition was reduced by $3.1 million for production revenues and expenses related to the assets between the May 1, 1996 effective date and July 2, 1996. The purchase price of the TransTexas Acquisition was paid in cash, financed with borrowings under the Company's Credit Facility.

         Soxco

         On September 25, 1996, the Company acquired substantially all of the natural gas and oil properties and related assets (the "Soxco Acquisition") of Smith Offshore Exploration Company ("Soxco"). The natural gas and oil properties acquired in the Soxco Acquisition consisted solely of working interests in properties located in the Gulf of Mexico that were already operated by the Company or in which the Company also had a working interest. Pursuant to the Soxco Acquisition, the Company paid Soxco cash in the aggregate amount of $20.3 million (net of $3.4 million for certain purchase price adjustments), and issued to Soxco 762,387 shares of common stock. The cash portion of the purchase price was funded with the proceeds of the Company's initial public offering. In addition to the foregoing, the Company will pay Soxco a deferred purchase price of up to $17.6 million payable on January 31, 1998. The amount of the deferred purchase price will be determined by the probable reserves of Soxco as of December 31, 1995 (approximately 17.6 Bcfe) that are produced prior to or classified as proved as of December 31, 1997, provided that Soxco is entitled to receive a minimum deferred purchase price of approximately $8.8 million. The Company has accrued and classified as current the $8.8 million minimum deferred purchase price. The amounts so determined will be paid in shares of common stock based on the fair market value of such stock at the time of issuance.

NOTE 3  -- STOCKHOLDERS' EQUITY

         On September 19, 1996, the Company entered into an underwriting agreement with respect to the initial public offering of its common stock at a price of $15.50 per share (the "IPO"). The initial closing of the IPO, in which the Company issued 6,200,000 shares of common stock, was completed on September 25, 1996. The underwriters delivered notice of the exercise of their overallotment option on September 30, 1996. The closing of the overallotment, in which the Company issued an additional 930,000 shares of common stock, was completed on October 3, 1996. The Company received net proceeds of approximately $101.0 million from the total of 7,130,000 shares sold in the IPO.

         Concurrently with the completion of the IPO, the Company's President exchanged certain of his after program-payout working interests valued at $2.3 million for 145,161 shares of common stock. In addition, concurrently with the completion of the public offering, the Company issued 762,387 shares of common stock valued at $11.8 million to Soxco in connection with the Soxco Acquisition. See Note 2--Acquisitions.

         In connection with the IPO, the Company's certificate of incorporation was amended to effect an increase in the authorized capital stock of the Company to 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. Additionally, the Company effected a forward stock split, effective prior to the completion of the public offering, increasing the number of shares of common stock issued and outstanding to 15,295,215. The financial statements reflect, retroactively, the conversion and reclassification of the Company's common stock pursuant to the split.

         Net income per share for each period presented was determined by dividing net income by the weighted average number of common shares outstanding, after giving effect to the split referred to above. As of March 31, 1997, the Company had 2,333,276 options authorized of which 1,258,638 had been granted. The options and the estimated number of shares issuable to Soxco pursuant to the $8.8 million minimum deferred purchase price (see Note 2 - Acquisitions) were not reflected in the earnings per share calculation as they were antidilutive for the three months ended March 31, 1997.

NOTE 4  -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.

NOTE 5  -- PRO FORMA COMBINED FINANCIAL INFORMATION

         The unaudited combined pro forma information for the three months ended March 31, 1996 gives effect to the TransTexas Acquisition, the Soxco Acquisition and the application of the net proceeds from the IPO as if such transactions had been completed as of January 1, 1996. See Note 2--Acquisitions and Note 3--Stockholders' Equity.

         The historical results of operations have been adjusted to reflect (i) an increase in natural gas and oil revenues, lease operating expense, general and administrative expense and depreciation, depletion and amortization attributed to the acquired properties, (ii) a reduction in interest expense giving effect to the use of proceeds from the IPO to pay down long-term debt and (iii) a net increase in income taxes as a result of the above.

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



                                          THREE MONTHS ENDED
                                            MARCH 31, 1996
                                           ---------------
REVENUES

  Natural gas and oil revenues ...........   $   19,999

  Other ..................................          233
                                             ----------

     Total revenues ......................       20,232

OPERATING COSTS AND EXPENSES

  Lease operating expense ................        3,608

  Depreciation, depletion and amortization       10,037

  General and administrative, net ........        1,537
                                             ----------

     Total operating expenses ............       15,182

INCOME FROM OPERATIONS ...................        5,050

Interest expense, net ....................          315
                                             ----------

Income before income taxes ...............        4,735

Provision for federal income taxes .......        1,174
                                             ----------

NET INCOME ...............................   $    3,561
                                             ==========

Net Income per share .....................   $     0.15
                                             ==========

Weighted average shares outstanding ......       23,333



NOTE 6 -- RELATED PARTY TRANSACTIONS


        Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union cerrtain onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union will acquire an economic interest in wells that are qualified for the tax credits and in exchange, the Company will (i) retain a volumetric production payment and a net profits interest of 100% in the properties, (ii) receive a cash down payment of $1.6 million and (iii) receive a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company will manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. At March 31, 1997, the balance sheet effect of this transaction was a $1.6 million reduction to the full cost pool for the down payment. The income statement effect for the three months ended March 31, 1997 was a reduction to income tax expense of $0.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the historical financial position and results of operations of The Houston Exploration Company (the "Company") for the three months ended March 31, 1996 and 1997. The Company's historical combined financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         The Company was incorporated in December 1985 to conduct certain of the natural gas and oil exploration and development activities of The Brooklyn Union Gas Company ("Brooklyn Union"). The Company initially focused on the exploration and development of high potential prospects in the Gulf of Mexico. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to the Company certain onshore producing properties and related developed and undeveloped acreage. Subsequent to the reorganization, the Company has expanded its focus to include low risk exploitation and development drilling on the onshore properties transferred, in addition to seeking opportunistic acquisitions both onshore and offshore. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation. In September 1996, the Company completed an initial public offering (the "IPO") of 7,130,000 shares of its common stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition of the natural gas and oil properties and related assets of Smith Offshore Exploration Company (the "Soxco Acquisition"). As of December 31, 1996, THEC Holdings Corp., a wholly-owned subsidiary of Brooklyn Union, owned approximately 66% of the outstanding shares of Common Stock. At December 31, 1996, the Company had net proved reserves of 327 Bcfe, 98% of which were natural gas and 74% of which were classified as proved developed.

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

         Natural gas prices declined substantially during the first quarter of 1997 from prices in effect at December 31, 1996. However, as of March 31, 1997, using prices in effect as of such date, the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property cost exceeded actual capitalized costs. Depending upon natural gas prices and the results of the Company's drilling programs during the second quarter of 1997, the Company may be required to write down the carrying value of its natural gas and oil properties.

         The Company utilizes natural gas fixed-floating price swaps for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. The swap agreements call for the Company to receive or make payment based upon the differential between a fixed and a variable commodity price specified in the contracts. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period of the hedged production. The Company has entered into contracts covering an average of approximately 53,000 Mmbtu per day (51,000 Mcf/d) for April 1997 through October 1997 at a weighted average price of $1.98 per Mmbtu and contracts covering an average of approximately 19,000 Mmbtu per day (18,000 Mcf/d) for November 1997 through March 1998 at a weighted average price of $2.02 per Mmbtu, in each case before transaction and transportation costs. During March 1997, net production from the Company's properties averaged approximately 123,000 Mcfe per day.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical and pro forma natural gas and oil production data during the periods indicated:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                    ---------------------------------------
                                                                  PRO FORMA
                                       1997         1996            1996(1)
                                    ----------   ----------       ---------
Production:
  Natural gas (Mmcf) ............       10,571        5,739          10,421
  Oil (Mbbls) ...................           33           25              31
  Total (Mmcfe) .................       10,769        5,889          10,607
Average sales prices:
  Natural gas (per Mcf)(2) ......   $     2.30   $     1.67      $     1.87
  Oil (per Bbl) .................        21.09        15.00           15.10
Expenses (per Mcfe):
  Lease operating ...............   $     0.39   $     0.31      $     0.34
  Depreciation, depletion and
     amortization ...............         1.06         0.96            0.95
  General and administrative, net         0.13         0.25            0.14


---------------------------


(1) The pro forma production information for the period ended March 31, 1996 gives effect to the TransTexas Acquisition and the Soxco Acquisition as if such transactions had been completed as of January 1, 1996.
(2) Reflects the effects of hedging. Absent the effects of hedging, average realized natural gas prices would have been $2.77, $2.28 and $2.21 per Mcf for the three months ended March 31, 1997, 1996 and pro forma 1996, respectively.

RECENT FINANCIAL AND OPERATING RESULTS

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1997

         General. Houston Exploration's production increased 83% from 5,889 Mmcfe for the three months ended March 31, 1996 to 10,769 Mmcfe for the three months ended March 31, 1997. The increase in production was attributable to added production from both the TransTexas and the Soxco Acquisitions completed during the second half of 1996; combined with newly developed offshore production brought on line during the latter portion of the first and second quarters of 1996 and the successful development drilling and workover programs begun in the latter half of 1996 and continuing through the first quarter of 1997 on the Charco Field properties acquired in the TransTexas Acquisition.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 150% from $10.0 million for the three months ended March 31, 1996 to $25.0 million for the three months ended March 31, 1997 as a result of the 83% increase in production combined with a 38% increase in average realized natural gas prices from $1.67 per Mcf in the three months ended March 31, 1996 to $2.30 per Mcf in the three months ended March 31, 1997.

         As a result of hedging activities, the Company realized an average gas price of $2.30 per Mcf for the three months ended March 31, 1997, compared to an average price of $2.77 per Mcf that otherwise would have been received, resulting in a $5.0 million decrease in natural gas revenues for the three month period. For the three months ended March 31, 1996; the average realized gas price was $1.67 per Mcf compared to an unhedged average gas price of $2.28, resulting in an decrease to natural gas revenues of $3.5 million for the three month period.

         Lease Operating Expenses. Lease operating expenses increased from $1.8 million for the three months ended March 31, 1996 to $4.2 million for the three months ended March 31, 1997. On an Mcfe basis, lease operating expenses increased 26% from $0.31 for the three months ended March 31, 1996 to $0.39 for the three months ended March 31, 1997. The increase in lease operating expense for the first quarter of 1997 is primarily attributable to properties acquired in the TransTexas Acquisition combined with the effects of an industry-wide increase in drilling and operating costs.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $5.7 million for the three months ended March 31, 1996 to $11.4 million for the three months ended March 31, 1997. Depreciation, depletion and amortization expense per Mcfe increased from $0.96 for the three months ended March 31, 1996 to $1.06 for the three months ended March 31, 1997. The increase in expense was a result of the increased production from the Company's two key acquisitions during 1996 combined with an increased depletion rate. The increase in the depletion rate is attributable to exploratory drilling in 1996 which did not add significant new reserves.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.3 million for each of the three months ended March 31, 1996 and 1997, respectively, decreased from $1.5 million for the three months ended March 31, 1996 to $1.4 million for the three months ended March 31, 1997. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.2 million and $1.8 million, respectively, for the three months ended March 31, 1996 and 1997. While net general and administrative expense has decreased slightly from the first quarter of 1996, the increase in gross and capitalized general and administrative expense reflects the overall growth and expansion of the Company's operations during the second half of 1996 and continuing through the first quarter of 1997. On an Mcfe basis, general and administrative expenses decreased from $0.25 for the three months ended March 31, 1996 to $0.13 for the three months ended March 31, 1997. The higher rate per Mcfe during the first three months of 1996 reflects certain one-time expenses incurred in conjunction with the combination of onshore and offshore operations pursuant to the February 1996 reorganization. The lower rate for the first three months ended 1997 corresponds to the absence of the one-time expenses and the increase in production during the current period.

         Income Tax Provision. The provision for income taxes increased from a benefit of $0.2 million for the first three months of 1996 to an expense of $2.5 million for the first three months due to the increase in pretax income.

         Net Income. Operating income increased to $8.3 million for the three months ended March 31, 1997, an increase of $7.1 million compared to $1.2 million for the same period of 1996. Net income increased $4.7 million from $1.0 million for the three months ended March 31, 1996, to $5.7 million for the three months ended March 31, 1997. The significant increase in operating income and net income was attributable to higher production volumes and higher net realized natural gas prices.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and capital contributions from Brooklyn Union. Subsequent to the IPO, the Company has not received and does not anticipate receiving capital contributions from Brooklyn Union.

         The Company had $1.4 million in working capital and $70.9 million available borrowing base under its Credit Facility as of March 31, 1997. Net cash provided by operating activities for the first three months of 1997 was $18.2 million compared to $10.5 million for the same period of 1996. The Company's cash position was increased during the period by borrowings of $21.5 million under the Company's Credit Facility. Funds used in investing and financing activities consisted of $25.3 million for investments in property and equipment and principal payments of $9.0 million on long-term borrowing under the Credit Facility. As a result of these activities, cash and cash equivalents increased $5.4 million from $2.8 million at December 31, 1996 to $8.2 million at March 31, 1997.

         The Company's capital expenditure budget of $75 million for 1997 includes $39 million and $36 million, respectively, for exploration and development. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the year. No significant abandonment or dismantlement costs are anticipated through 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas and oil prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its credit facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its credit facility, additional borrowing facilities or the issuance of equity or debt securities.

         The Company has entered into a credit facility (the "Credit Facility") with a syndicate of lenders led by Texas Commerce Bank National Association ("TCB") which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. On March 31, 1997, the borrowing base was $150 million, $77.5 million of which was borrowed and $1.6 million was committed under outstanding letter of credit obligations. The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at (I) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus 0.5% or TCB's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.5% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) a minimum tangible net worth ($184.2 million as of March 31, 1997) and (ii) a total debt to capitalization ratio of less than 55%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. The borrowing base under the Credit Facility is determined by TCB in its discretion in accordance with TCB's then current standards and practices for similar oil and gas loans taking into account such factors as TCB deems appropriate.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

EXHIBIT NO.       DESCRIPTION

  27.1              --Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE HOUSTON EXPLORATION COMPANY



Date:   April 30, 1997              By: /s/ James G. Floyd
                                       -----------------------------------------
                                        President and Chief Executive Officer



Date:   April 30, 1997              By: /s/ James F. Westmoreland
                                       -----------------------------------------
                                       Vice President, Chief Accounting Officer,
                                                 Comptroller and Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.1        -  Financial Data Schedule