Form 10-Q
period 1997-06-30
HOUSTON EXPLORATION CO
filed 1997-08-11
CIK 1015293

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

        [x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYEE
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

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

                            ------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  [X]    No   [ ]

       As of July 31, 1997, 23,332,763 shares of Common Stock, $.01 per share, were outstanding.


===============================================================================

                        THE HOUSTON EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Combined Balance Sheets -- June 30, 1997 and
                 December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

             Combined Statements of Operations -- Three-Month Periods and the Six-Month Periods
                 Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

             Combined Statements of Cash Flows -- Six Month Periods
                 Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

             Notes to the Combined Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, government regulation, environmental matters and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K filed under the Securities Act of 1934, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        THE HOUSTON EXPLORATION COMPANY

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1997            1996
                                                                                ----------      ----------
                                                                                (UNAUDITED)
 ASSETS:
    Cash and cash equivalents .............................................     $    2,477      $    2,851
    Accounts receivable ...................................................         33,079          35,845
    Accounts receivable--Affiliate ........................................          2,527              --
    Inventories ...........................................................          1,456             992
    Prepayments and other .................................................            463             924
                                                                                ----------      ----------
         Total current assets .............................................         40,002          40,612
    Natural gas and oil properties, full cost method
         Unevaluated properties ...........................................         78,080          60,258
         Properties subject to amortization ...............................        504,090         468,062
    Other property and equipment ..........................................          7,908           7,308
                                                                                ----------      ----------
                                                                                   590,078         535,628
    Less: Accumulated depreciation, depletion and amortization ............       (200,501)       (176,504)
                                                                                ----------      ----------
                                                                                   389,577         359,124
    Other assets ..........................................................            852           1,549
                                                                                ----------      ----------
         TOTAL ASSETS .....................................................     $  430,431      $  401,285
                                                                                ==========      ==========

 LIABILITIES:
    Accounts payable and accrued expenses .................................     $   30,870      $   36,650
      Accounts payable-Affiliate ..........................................             --           1,010
      Deferred stock obligation ...........................................          8,825              --
                                                                                ----------      ----------
          Total current liabilities .......................................         39,695          37,660
    Long-term debt ........................................................         86,500          65,000
    Deferred federal income tax ...........................................         62,440          56,475
    Other deferred liabilities ............................................            162           8,850
                                                                                ----------      ----------
         TOTAL LIABILITIES ................................................        188,797         167,985

 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 50,000 shares authorized,
         23,333 shares issued and outstanding .............................            233             233
    Additional paid-in capital ............................................        221,470         222,271
    Retained earnings .....................................................         19,931          10,796
                                                                                ----------      ----------
         TOTAL STOCKHOLDERS' EQUITY .......................................        241,634         233,300
                                                                                ----------      ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................     $  430,431      $  401,285
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

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            1997       1996       1997       1996
                                                          --------   --------   --------   --------
REVENUES
   Natural gas and oil revenues .......................   $ 22,050   $ 11,272   $ 47,064   $ 21,252
    Other .............................................        170        302        484        535
                                                          --------   --------   --------   --------
     Total revenues ...................................     22,220     11,574     47,548     21,787

OPERATING COSTS AND EXPENSES
   Lease operating ....................................      3,764      1,806      8,013      3,634
   Depreciation, depletion and amortization ...........     12,573      5,897     23,955     11,571
   General and administrative, net ....................      1,546      1,210      2,956      2,702
                                                          --------   --------   --------   --------
     Total operating expenses .........................     17,883      8,913     34,924     17,907

INCOME FROM OPERATIONS ................................      4,337      2,661     12,624      3,880
Interest expense, net .................................        286        657        429      1,118
                                                          --------   --------   --------   --------
Income before income taxes ............................      4,051      2,004     12,195      2,762
Provision (benefit) for federal
     income taxes .....................................        609        191      3,060        (27)
                                                          --------   --------   --------   --------
NET INCOME ............................................   $  3,442   $  1,813   $  9,135   $  2,789
                                                          ========   ========   ========   ========

Net income per share ..................................   $   0.15   $   0.12   $   0.39   $   0.18
                                                          ========   ========   ========   ========

Weighted average shares outstanding ...................     23,333     15,295     23,333     15,295


              The accompanying notes are an integral part of these
                        combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ---------------------
                                                                                 1997        1996
                                                                              ---------   ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...............................................................   $   9,135   $   2,789
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization ..............................      23,955      11,571
    Deferred income tax expense ...........................................       5,305       6,206
 Changes in operating assets and liabilities:
    Decrease in accounts receivable .......................................         239       3,935
    Increase in inventories ...............................................        (464)        (33)
    Decrease in prepayments and other .....................................         461         759
    Decrease in other assets and liabilities ..............................         833         615
    Decrease in accounts payable and accrued expenses .....................      (6,790)     (9,005)
                                                                              ---------   ---------
 Net cash provided by operating activities ................................      32,674      16,837

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property and equipment .....................................     (55,979)    (30,629)
 Dispositions and other ...................................................       1,572       1,523
                                                                              ---------   ---------
 Net cash used in investing activities ....................................     (54,407)    (29,106)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings .......................................      35,500       5,991
 Paydowns on long-term borrowings .........................................     (14,000)         --
 Common stock issuance costs ..............................................        (141)         --
 Capital contributions from Brooklyn Union ................................          --      10,293
                                                                              ---------   ---------
 Net cash provided by financing activities ................................      21,359      16,284

 Increase in cash and cash equivalents ....................................        (374)      4,015

 Cash and cash equivalents, beginning of period ...........................       2,851         598
                                                                              ---------   ---------

 Cash and cash equivalents, end of period .................................   $   2,477   $   4,613
                                                                              =========   =========

 Cash paid for interest ...................................................   $   2,487   $   2,253
                                                                              =========   =========
 Cash paid for income taxes ...............................................   $      --   $      --
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

         Effective February 29, 1996 Brooklyn Union implemented a reorganization of its exploration and production assets and liabilities by transferring to Houston Exploration certain onshore producing properties and acreage formerly owned by Fuel Resources, Inc. ("FRI"), a wholly owned subsidiary of Brooklyn Union. These combined financial statements have been prepared giving effect to the transfer of these assets and liabilities from the time of the acquisition of such assets and liabilities by Brooklyn Union. The transfer of assets and liabilities has been accounted for at historical cost as a reorganization of companies under common control in a manner similar to a pooling-of- interests and the financial statements reflect the combined historical results of Houston Exploration and the assets and liabilities transferred by Brooklyn Union for all of the periods presented.

         Interim Financial Statements

         The balance sheet of the Company at June 30, 1997 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1996 is derived from the December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Combined Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 3 -- STOCKHOLDERS' EQUITY

         On September 19, 1996, the Company entered into an underwriting agreement with respect to the initial public offering of its common stock at a price of $15.50 per share (the "IPO"). The initial closing of the IPO, in which the Company issued 6,200,000 shares of common stock, was completed on September 25, 1996. The underwriters delivered notice of the exercise of their over allotment option on September 30, 1996. The closing of the over allotment, in which the Company issued an additional 930,000 shares of common stock, was completed on October 3, 1996. The Company received net proceeds of approximately $101.0 million from the total of 7,130,000 shares sold in the IPO.

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

         Net income per share for each period presented was determined by dividing net income by the weighted average number of common shares outstanding, after giving effect to the split referred to above. As of June 30, 1997, the Company had 2,333,276 options authorized of which 1,285,638 had been granted. The options and the estimated number of shares issuable to Soxco pursuant to the $8.8 million minimum deferred purchase price (see Note 2 - Acquisitions) were not reflected in the earnings per share calculation as they were antidilutive for the three months and the six months ended June 30, 1997.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.

NOTE 5 -- PRO FORMA COMBINED FINANCIAL INFORMATION

         The unaudited combined pro forma information for the three months and the six months ended June 30, 1996 gives effect to the TransTexas Acquisition, the Soxco Acquisition and the application of the net proceeds from the IPO as if such transactions had been completed as of January 1, 1996. See Note 2--Acquisitions and Note 3--Stockholders' Equity.

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


                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30, 1996          JUNE 30, 1996
                                                   -------------          -------------
 REVENUES

   Natural gas and oil revenues ..................   $   21,056            $   41,055
   Other .........................................          302                   535
                                                     ----------            ----------

      Total revenues .............................       21,358                41,590

 OPERATING COSTS AND EXPENSES

   Lease operating expense .......................        3,428                 7,036
   Depreciation, depletion and amortization ......       10,287                20,324

   General and administrative, net ...............        1,259                 2,796
                                                     ----------            ----------

      Total operating expenses ...................       14,974                30,156

 INCOME FROM OPERATIONS ..........................        6,384                11,434
 Interest expense, net ...........................          475                   790
                                                     ----------            ----------

 Income before income taxes ......................        5,909                10,644

 Provision for federal income taxes ..............        1,558                 2,732
                                                     ----------            ----------

 NET INCOME ......................................   $    4,351            $    7,912
                                                     ==========            ==========
 Net income per share ............................   $     0.19            $     0.34
                                                     ==========            ==========

 Weighted average shares outstanding .............       23,333                23,333


NOTE 6 -- RELATED PARTY TRANSACTIONS


       Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) will receive a cash down payment of $1.6 million and will receive a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company will manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. At June 30, 1997, the balance sheet effect of this transaction was a $1.6 million reduction to the full cost pool for the down payment. The income statement effect for the three months ended and the six months ended June 30, 1997 was a reduction to income tax expense of $0.4 million and $0.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion is intended to assist in an understanding of the historical financial position and results of operations of The Houston Exploration Company (the "Company") for the three months and the six months ended June 30, 1996 and 1997. The Company's historical combined financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

            The Company utilizes natural gas fixed-floating price swaps for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. The swap agreements call for the Company to receive or make payment based upon the differential between a fixed and a variable commodity price specified in the contracts. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period of the hedged production. The Company has entered into contracts covering an average of approximately 73,000 Mmbtu per day (70,200 Mcf/d) for July 1997 through October 1997 at a weighted average price of $2.04 per Mmbtu and contracts covering an average of approximately 19,000 Mmbtu per day (18,000 Mcf/d) for November 1997 through March 1998 at a weighted average price of $2.02 per Mmbtu, in each case before transaction and transportation costs. During June 1997, net production from the Company's properties averaged approximately 127,000 Mcfe per day.

RESULTS OF OPERATIONS

        The following table sets forth the Company's historical and pro forma natural gas and oil production data during the periods indicated:

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                ------------------------------   ------------------------------
                                                                     PRO FORMA                        PRO FORMA
                                                  1997       1996      1996(1)     1997       1996     1996(1)
                                                --------   --------   --------   --------   --------   --------
Production:
  Natural gas (Mmcf) ........................     11,246      5,759     10,535     21,817     11,498     20,956
  Oil (Mbbls) ...............................         39         16         20         72         41         51
  Total (Mmcfe) .............................     11,480      5,855     10,655     22,249     11,744     21,262
Average sales prices:
  Natural gas (per Mcf)(2) ..................   $   1.90   $   1.89   $   1.95   $   2.09   $   1.78   $   1.91
  Oil (per Bbl) .............................      17.62      25.06      24.25      19.21      18.93      18.69
Expenses (per Mcfe):
  Lease operating ...........................   $   0.33   $   0.31   $   0.31   $   0.36   $   0.31   $   0.33
  Depreciation, depletion and
    amortization ............................       1.10       1.01       0.97       1.08       0.99       0.96
  General and administrative, net ...........       0.13       0.21       0.12       0.13       0.23       0.13


---------------------------

(1) The pro forma production information for the three month and the six periods ended June 30, 1996 gives effect to the TransTexas Acquisition and the Soxco Acquisition as if such transactions had been completed as of January 1, 1996.

(2) Reflects the effects of hedging. Absent the effects of hedging, average realized natural gas prices would have been $1.96, $2.33 and $2.19 per Mcf for the three months ended June 30, 1997, 1996 and pro forma 1996, respectively; and, $2.36, $2.31 and $2.20 per mcf for the six months ended June 30, 1997,1996 and pro forma 1996.

RECENT FINANCIAL AND OPERATING RESULTS

         COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1997

         General. Houston Exploration's production increased 96% from 5,855 Mmcfe for the three months ended June 30, 1996 to 11,480 Mmcfe for the three months ended June 30, 1997. The primary source of this production increase is the Charco Field which the Company acquired July 1, 1996 in the TransTexas Acquisition. Beginning in the fourth quarter of 1996 the Company initiated a development drilling and work over program that as of June 30, 1997 has resulted in the successful completion of 7 new Charco wells. Since the end of June 1997, the Company brought on line three additional Charco wells and was in the process of completing two wells and drilling three more. Adding to the production increase for the three months ended June 30, 1997 was new offshore production at Mustang Island 807, Galveston Island 272 and West Cameron 60.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 96% from $11.3 million for the three months ended June 30, 1996 to $22.1 million for the three months ended June 30, 1997 as a result of the 96%
increase in production.   The average realized price for natural gas increased
slightly by 1% from $1.89 per mcf for the three months ended June 30, 1996 to $1.90 per mcf for the three months ended June 30, 1997.

         As a result of hedging activities, the Company realized an average gas price of $1.90 per Mcf for the three months ended June 30, 1997, compared to an average price of $1.96 per Mcf that otherwise would have been received, resulting in a $0.7 million decrease in natural gas revenues for the three month period. For the three months ended June 30, 1996, the average realized gas price was $1.89 per Mcf compared to an unhedged average gas price of $2.33 per Mcf, resulting in an decrease to natural gas revenues of $2.5 million for the three month period.

         Lease Operating Expenses. Lease operating expenses increased 111% from $1.8 million for the three months ended June 30, 1996 to $3.8 million for the three months ended June 30, 1997. On an Mcfe basis, lease operating expenses increased 6% from $0.31 for the three months ended June 30, 1996 to $0.33 for the comparable period of 1997. The increase in lease operating expense is attributable to new operations and workover activities at the Charco Field acquired in July 1996, the start-up of operations at Mustang Island 807 in early June 1997, combined with a general increase in costs in the oil service industry.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 113% from $5.9 million for the three months ended June 30, 1996 to $12.6 million for the three months ended June 30, 1997. Depreciation, depletion and amortization expense per Mcfe increased 9% from $1.01 for the three months ended June 30, 1996 to $1.10 for the three months ended June 30, 1997. The increase in expense was a result of the production increases from properties acquired in the TransTexas and Soxco Acquisitions as well as newly developed properties combined with an increase in the depletion rate. The increase in the depletion rate is attributable to the expansion of the Company's exploration and development drilling program and reflects the industry-wide increase in the costs of drilling goods and services, platform and facilities construction and transportation services.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.1 million and $0.2 million for the three months ended June 30, 1996 and 1997, respectively, increased 25% from $1.2 million for the three months ended June 30, 1996 to $1.5 million for the three months ended June 30, 1997. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.2 million and $1.6 million, respectively, for the three months ended June 30, 1996 and 1997. The increase in aggregate general and administrative expense reflects the overall growth and expansion of the Company's operations during the second half of 1996 and continuing through the first six months of 1997. On an Mcfe basis, general and administrative expenses decreased 38% from $0.21 for the three months ended June 30, 1996 to $0.13 for the three months ended June 30, 1997. The lower rate per Mcfe for the three months ended June 30, 1997 is directly attributable to the significant increase in production for the three months ended June 30, 1997 as compared to the same period of 1996.

         Income Tax Provision. The provision for income taxes increased 200% from expense of $0.2 million for the three months ended June 30, 1996 to an expense of $0.6 million for the three months ended June 30, 1997 due to the increase in pretax income.

         Net Income. Operating income increased 59% to $4.3 million for the three months ended June 30, 1997, an increase of $1.6 million compared to $2.7 million for the same period of 1996. Net income increased 89% or $1.6 million from $1.8 million for the three months ended June 30, 1996, to $3.4 million for the three months ended June 30, 1997. The increase in operating income and net income was attributable primarily to higher production volumes.

         COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1997

         General. Houston Exploration's production increased 89% from 11,744 Mmcfe for the six months ended June 30, 1996 to 22,249 Mmcfe for the six months ended June 30, 1997. The increase in production was attributable to added production from both the TransTexas and the Soxco Acquisitions, which were completed during the second half of 1996, combined with newly developed offshore production brought on line during the the second quarter of 1997 and the successful development drilling and workover programs begun in the latter half of 1996 and continuing through the second quarter of 1997 on the Charco Field properties acquired in the TransTexas Acquisition.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 121% from $21.3 million for the six months ended June 30, 1996 to $47.1 million for the six months ended June 30, 1997 as a result of the 89% increase in production combined with a 17% increase in average realized natural gas prices from $1.78 per Mcf in the six months ended June 30, 1996 to $2.09 per Mcf in the six months ended June 30, 1997.

         As a result of hedging activities, the Company realized an average gas price of $2.09 per Mcf for the six months ended June 30, 1997, compared to an average price of $2.36 per Mcf that otherwise would have been received, resulting in a $5.7 million decrease in natural gas revenues for the six month period. For the six months ended June 30, 1996, the average realized gas price was $1.78 per Mcf compared to an unhedged average gas price of $2.31, resulting in a decrease to natural gas revenues of $6.0 million for the six month period.

         Lease Operating Expenses. Lease operating expenses increased 122% from $3.6 million for the six months ended June 30, 1996 to $8.0 million for the six months ended June 30, 1997. On an Mcfe basis, lease operating expenses increased 16% from $0.31 for the six months ended June 30, 1996 to $0.36 for the six months ended June 30, 1997. The increase in lease operating expense for the second half of 1997 is primarily attributable to properties acquired in the TransTexas Acquisition combined with the effects of an industry-wide increase in drilling and operating costs.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 106% from $11.6 million for the six months ended June 30, 1996 to $23.9 million for the six months ended June 30, 1997. Depreciation, depletion and amortization expense per Mcfe increased 9% from $0.99 for the six months ended June 30, 1996 to $1.08 for the six months ended June 30, 1997. The increase in expense was a result of the increased production from acquired as well as newly developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable to exploratory drilling in 1996 which did not add significant new reserves combined with an industry wide increase in costs of drilling goods and services, platform and facilities construction and transportation services.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.3 million and $0.5 million for the six month periods ended June 30, 1996 and 1997, respectively, increased 7% from $2.7 million for the six months ended June 30, 1996 to $2.9 million for the six months ended June 30, 1997. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.4 million and $3.4 million, respectively, for the six months ended June 30, 1996 and 1997. Aggregate general and administrative expense has increased from the first half of 1996, and reflects the overall growth and expansion of the Company's operations during the second half of 1996 and continuing through the first quarter of 1997.

On an Mcfe basis, general and administrative expenses decreased 43% from $0.23 for the six months ended June 30, 1996 to $0.13 for the six months ended June 30, 1997. The lower rate per Mcfe during the first half of 1997 reflects the increase in the Company's production during the first half of 1997.

         Income Tax Provision. The provision for income taxes increased 102% from a benefit of $0.03 million for the first six months of 1996 to an expense of $3.1 million for the first six months of 1997 due to the increase in pretax income.

         Net Income. Operating income increased 223% to $12.6 million for the six months ended June 30, 1997, an increase of $8.7 million compared to $3.9 million for the same period of 1996. Net income increased 225% or $6.3 million from $2.8 million for the six months ended June 30, 1996, to $9.1 million for the six months ended June 30, 1997. The significant increase in operating income and net income was attributable primarily to higher production volumes and higher net realized natural gas prices.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and capital contributions from Brooklyn Union. Subsequent to the IPO, the Company has not received and does not anticipate receiving capital contributions from Brooklyn Union.

         The Company had $0.3 million in working capital and $61.9 million of available borrowing base under its Credit Facility as of June 30, 1997. Net cash provided by operating activities for the first six months of 1997 was $32.7 million compared to $16.8 million for the same period of 1996. The Company's cash position was increased during the period by borrowings of $35.5 million under the Company's Credit Facility. Funds used in investing and financing activities consisted of $56.0 million for investments in property and equipment and principal payments of $14.0 million on long-term borrowing under the Credit Facility. As a result of these activities, cash and cash equivalents decreased $0.3 million from $2.8 million at December 31, 1996 to $2.5 million at June 30, 1997.

         As of June 30, 1997, the Company has spent approximately $56 million on exploration and development. As a result of the Company's continued development drilling program in the Charco Field and the acceleration of offshore exploratory drilling during the second half of 1997, the Company's Board of Directors has approved an increase of $25 million to the initial capital expenditure budget of $75 million for 1997. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the remainder of the year. No significant abandonment or dismantlement costs are anticipated through 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas and oil prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its credit facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its credit facility, additional borrowing facilities or the issuance of equity or debt securities.

         The Company has entered into a credit facility (the "Credit Facility") with a syndicate of lenders led by Texas Commerce Bank National Association ("TCB") which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. On June 30, 1997, the borrowing base was $150 million, $86.5 million of which was borrowed and $1.6 million was committed under outstanding letter of credit obligations. The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at (i) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus

0.5% or TCB's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.5% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) a minimum tangible net worth ($185.9 million as of June 30, 1997) and (ii) a total debt to capitalization ratio of less than 55%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. The borrowing base under the Credit Facility is determined by TCB in its discretion in accordance with TCB's then current standards and practices for similar oil and gas loans taking into account such factors as TCB deems appropriate.

PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                 On April 27, 1997, the Company held its annual meeting of stockholders. All matters brought for a vote before the shareholders as listed in the Company's proxy statement were approved:

1. The Company's Restated Certificate of Incorporation was amended to remove the classification of the Board of Directors.

         Votes For: 20,180,035    Votes Against: 2,159,106    Abstained: 700

2. The following eight Directors of the Company were elected to serve until the Company's next annual meeting:

         DIRECTOR                  VOTES FOR             VOTES WITHHELD
         --------                  ---------             --------------
         James G. Floyd            22,245,821                94,020
         Robert B. Catell          22,328,821                11,020
         Gordon F. Ahalt           22,333,941                 5,900
         Russell D. Gordy          22,328,816                11,025
         Craig G. Matthews         22,328,621                11,220
         James Q. Riordan          22,333,941                 5,900
         Lester H. Smith           22,334,236                 5,605
         Donald C. Vaughn          22,334,241                 5,600

3. The existing 1996 Stock Option Plan was approved so that grants under such plan will remain exempt form a cap on deductible compensation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended.

         Votes For: 19,805,002   Votes Against: 2,490,540    Abstained: 44,299

4. The appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997 was ratified and approved.

         Votes For: 22,339,091   Votes Against: 150        Abstained: 600

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

     EXHIBIT NO.              DESCRIPTION
     -----------              -----------

       3.1   --     Restated Certificate of Incorporation as amended
       3.2   --     Restated Bylaws
      10.1   --     Purchase and Sale Agreement dated January 1, 1997,
                    between The Houston Exploration Company and Keyspan
                    Natural Fuel, LLC
      27.1   --     Financial Data Schedule

         (b)      Reports on Form 8-K:
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE HOUSTON EXPLORATION COMPANY



Date:   July 31, 1997             By:/s/ James G. Floyd
                                     ---------------------------------------
                                     James G. Floyd
                                     President and Chief Executive Officer



Date:   July 31, 1997             By:/s/ James F. Westmoreland
                                     ---------------------------------------
                                     James F. Westmoreland
                                     Vice President, Chief Accounting Officer,
                                     Comptroller and Secretary

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
           3.1   --     Restated Certificate of Incorporation as amended
           3.2   --     Restated Bylaws
          10.1   --     Purchase and Sale Agreement dated January 1, 1997,
                        between The Houston Exploration Company and Keyspan
                        Natural Fuel, LLC
          27.1   --     Financial Data Schedule