Form 10-Q
period 1997-09-30
HOUSTON EXPLORATION CO
filed 1997-11-06
CIK 1015293

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                    FORM 10-Q

(MARK ONE)

         |X|QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

            OTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           1100 LOUISIANA, SUITE 2000
                            HOUSTON, TEXAS 77002-5219
                              (ADDRESS OF PRINCIPAL
                                EXECUTIVE OFFICES
                                  AND ZIP CODE)
                                 (713) 830-6800
                         REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

                      -------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes _X_   No ___

        As of October 31, 1997, 23,337,363 shares of Common Stock, $.01 per share, were outstanding.



===============================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.................................2

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Combined Balance Sheets --September 30, 1997 and
                 December 31, 1996...........................................3

             Combined Statements of Operations -- Three-Month Periods and
                 the Nine-Month Periods Ended September 30, 1997 and 1996....4

             Combined Statements of Cash Flows -- Nine Month Periods
                 Ended September 30, 1997 and 1996...........................5

             Notes to the Combined Financial Statements......................6

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................10

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................17

SIGNATURES..................................................................18

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                      THE HOUSTON EXPLORATION COMPANY

                                          COMBINED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                    1997                   1996
                                                                               ---------------        ---------------
                                                                                  (UNAUDITED)
ASSETS:
    Cash and cash equivalents................................................. $         3,354        $         2,851
    Accounts receivable.......................................................          32,893                 35,845
    Accounts receivable--Affiliate.............................................          1,305                     --
    Inventories...............................................................           1,622                    992
    Prepayments and other.....................................................           1,766                    924
                                                                               ---------------        ---------------
        Total current assets..................................................          40,940                 40,612
    Natural gas and oil properties, full cost method
        Unevaluated properties................................................         103,569                 60,258
        Properties subject to amortization....................................         521,046                468,062
    Other property and equipment..............................................           8,251                  7,308
                                                                               ---------------        ---------------
                                                                                       632,866                535,628
    Less: Accumulated depreciation, depletion and amortization................        (216,044)              (176,504)
                                                                               ---------------        ---------------
                                                                                       416,822                359,124
    Other assets..............................................................             729                  1,549
                                                                               ---------------        ---------------
        TOTAL ASSETS.......................................................... $       458,491        $       401,285
                                                                               ===============        ===============

LIABILITIES:
    Accounts payable and accrued expenses..................................... $        38,269        $        36,650
     Accounts payable-affiliate...............................................              --                  1,010
     Deferred stock obligation................................................           8,825                     --
                                                                                --------------        ---------------
         Total current liabilities............................................          47,094                 37,660
    Long-term debt............................................................          98,000                 65,000
    Deferred federal income tax...............................................          66,103                 56,475
    Other deferred liabilities................................................             135                  8,850
                                                                               ---------------        ---------------
        TOTAL LIABILITIES.....................................................         211,332                167,985

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 50,000 shares authorized,
        23,333 shares issued and outstanding .................................             233                    233
    Additional paid-in capital................................................         221,470                222,271
    Retained earnings.........................................................          25,456                 10,796
                                                                               ---------------        ---------------
        TOTAL STOCKHOLDERS' EQUITY............................................         247,159                233,300
                                                                               ---------------        ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................ $       458,491        $       401,285
                                                                               ===============        ===============

              The accompanying notes are an integral part of these
                         combined financial statements.

                         THE HOUSTON EXPLORATION COMPANY

                        COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------     ------------------------
                                                          1997            1996         1997            1996
                                                          ----            ----         ----            ----
REVENUES
   Natural gas and oil revenues..................       $29,065          $18,922       $76,129        $40,174
    Other........................................           247              249           731            784
                                                        -------          -------       -------        -------
     Total revenues..............................        29,312           19,171        76,860         40,958

OPERATING COSTS AND EXPENSES
   Lease operating...............................         4,345            3,603        12,358          7,237
   Depreciation, depletion and amortization......        15,517           10,744        39,472         22,315
   General and administrative, net...............         1,385            2,084         4,341          4,786
                                                        -------          -------       -------        -------
     Total operating expenses....................        21,247           16,431        56,171         34,338

INCOME FROM OPERATIONS...........................         8,065            2,740        20,689          6,620
Interest expense, net............................            65            1,488           494          2,606
                                                        -------          -------       -------        -------
Income before income taxes.......................         8,000            1,252        20,195          4,014
Provision (benefit) for federal
     income taxes................................         2,475              (15)        5,535            (42)
                                                        -------          -------       -------        -------

NET INCOME ......................................      $   5,525       $   1,267    $   14,660      $   4,056
                                                       =========       =========    ==========      =========

Net income per share.............................      $    0.24       $    0.08    $     0.63      $    0.26
                                                       =========       =========    ==========      =========

Weighted average shares outstanding..............        23,333           16,155        23,333         15,584


              The accompanying notes are an integral part of these
                         combined financial statements.

                         THE HOUSTON EXPLORATION COMPANY

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE  MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           1997             1996
                                                                       -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................  $      14,660     $      4,056
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization..........................         39,472           22,315
   Deferred income tax expense.......................................          8,963            9,692
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable........................          1,647           (3,828)
   Increase in inventories...........................................           (630)             (28)
   Increase in prepayments and other.................................           (842)             (78)
   Decrease in other assets and liabilities .........................            935              942
   Increase in accounts payable and accrued expenses.................            609            8,710
                                                                       -------------     ------------
Net cash provided by operating activities............................         64,814           41,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment ................................        (98,530)        (134,711)
Dispositions and other...............................................          1,360            1,571
                                                                       -------------     ------------
Net cash used in investing activities................................        (97,170)        (133,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings ..................................         47,000           71,138
Paydowns on long-term borrowings.....................................        (14,000)         (78,000)
Common stock issuance proceeds (costs)...............................           (141)         101,178
Capital contributions from Brooklyn Union............................             --            6,342
                                                                       -------------     ------------

Net cash provided by financing activities............................         32,859          100,658

Increase in cash and cash equivalents ...............................            503            9,299

Cash and cash equivalents, beginning of period.......................          2,851              598
                                                                       -------------     ------------

Cash and cash equivalents, end of period.............................  $       3,354     $      9,897
                                                                       =============     ============

Cash paid for interest...............................................  $       4,021     $      4,283
                                                                       =============     ============
Cash paid for income taxes...........................................  $          --     $         --
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

         Organization

         The Houston Exploration Company ("Houston Exploration" or the "Company"), a Delaware corporation, was incorporated in December 1985 and began operations in January 1986 for the purpose of conducting certain natural gas and oil exploration and development activities for The Brooklyn Union Gas Company ("Brooklyn Union"). Effective September 29, 1997, Brooklyn Union became a wholly-owned subsidiary of KeySpan Energry Corporation ("KeySpan"). Prior to its initial public offering in September 1996 (the "IPO"), the Company was an indirect wholly-owned subsidiary of Brooklyn Union. The Company's operations focus on the exploration, development and acquisition of domestic natural gas and oil properties offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin, East Texas and West Virginia.

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

         Interim Financial Statements

         The balance sheet of the Company at September 30, 1997 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1996 is derived from the December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Combined Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Net income per share for each period presented was determined by dividing net income by the weighted average number of common shares outstanding, after giving effect to the split referred to above. As of September 30, 1997, the Company had 2,333,276 options authorized of which 1,670,238 had been granted. The options and the estimated number of shares issuable to Soxco pursuant to the $8.8 million minimum deferred purchase price (see Note 2 - Acquisitions) were not reflected in the earnings per share calculation as they are considered antidutive because the dilutive effect was not greater than 3% for the three months and the nine months ended September 30, 1997.

NOTE 4  -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.

NOTE 5  -- PRO FORMA COMBINED FINANCIAL INFORMATION

         The unaudited combined pro forma information for the three months and the nine months ended September 30, 1996 gives effect to the TransTexas Acquisition, the Soxco Acquisition and the application of the net proceeds from the IPO as if such transactions had been completed as of January 1, 1996. See
Note 2--Acquisitions and Note 3--Stockholders' Equity.

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



                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1996     SEPTEMBER 30, 1996
                                                     ------------------     ------------------
REVENUES
  Natural gas and oil revenues....................         $  21,860              $ 62,915
  Other...........................................               249                   784
                                                         -----------          ------------
     Total revenues...............................            22,109                63,699
OPERATING COSTS AND EXPENSES......................
  Lease operating expense.........................             4,053
                                                                                    11,089
  Depreciation, depletion and amortization........            12,162                32,486
  General and administrative, net.................             2,131                 4,927
                                                         -----------          ------------
     Total operating expenses.....................            18,346                48,502

INCOME FROM OPERATIONS............................             3,763                15,197
Interest expense, net.............................               504                 1,294
                                                         -----------         -------------
Income before income taxes........................             3,259
                                                                                    13,903
Provision for federal income taxes................               687                 3,419
                                                         -----------          ------------
NET INCOME........................................       $     2,572           $    10,484
                                                         ===========           ===========
Net income per share..............................       $      0.11           $      0.45
                                                         ===========           ===========
Weighted average shares outstanding...............            23,333                23,333



NOTE 6 -- RELATED PARTY TRANSACTIONS


       Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under
Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and
(iii) will receive a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company will manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. At September 30, 1997, the balance sheet effect of this transaction was a $1.4 million reduction to the full cost pool for the down payment. The income statement effect for the three months ended and the nine months ended September 30, 1997 was a reduction to income tax expense of $0.3 million and $1.2 million, respectively, representing benefits received from the Section 29 tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion is intended to assist in an understanding of the historical financial position and results of operations of The Houston Exploration Company (the "Company") for the three months and the nine months ended September 30, 1996 and 1997. The Company's historical combined financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

            The Company was incorporated in December 1985 to conduct certain of the natural gas and oil exploration and development activities of The Brooklyn Union Gas Company ("Brooklyn Union"). Effective September 29, 1997, Brooklyn Union became a wholly-owned subsidiary of KeySpan Energy Corporation ("KeySpan"). The Company initially focused on the exploration and development of high potential prospects in the Gulf of Mexico. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to the Company certain onshore producing properties and related developed and undeveloped acreage. Subsequent to the reorganization, the Company has expanded its focus to include low risk exploitation and development drilling on the onshore properties transferred, in addition to seeking opportunistic acquisitions both onshore and offshore. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation. In September 1996, the Company completed an initial public offering (the "IPO") of 7,130,000 shares of its common stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition of the natural gas and oil properties and related assets of Smith Offshore Exploration Company (the "Soxco Acquisition"). As of December 31, 1996, THEC Holdings Corp., a wholly-owned subsidiary of Brooklyn Union, owned approximately 66% of the outstanding shares of Common Stock. At December 31, 1996, the Company had net proved reserves of 327 Bcfe, 98% of which were natural gas and 74% of which were classified as proved developed.

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

            The Company utilizes natural gas fixed-floating price swaps for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. The swap agreements call for the Company to receive or make payment based upon the differential between a fixed and a variable commodity price specified in the contracts. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period of the hedged production. The Company has entered into contracts covering an average of approximately 76,300 Mmbtu per day (73,300 Mcf/d) for October 1997 through December 1997 at a weighted average price of $2.56 per Mmbtu and contracts covering an average of approximately 30,400 Mmbtu per day (29,300 Mcf/d) for November 1997 through March 1998 at a weighted average price of $2.60 per Mmbtu, in each case before transaction and transportation costs. During September 1997, net production from the Company's properties averaged approximately 166,000 Mcfe per day.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical and pro forma natural gas and oil production data during the periods indicated:


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER  30,
                                                   -------------------------------------    ------------------------------------
                                                                                PROFORMA                               PRO FORMA
                                                    1997           1996          1996(1)       1997         1996         1996(1)
                                                   -------       -------         -------     --------     --------      --------
Production:
  Natural gas (Mmcf)........................        13,330         9,511          10,650       35,147       21,009        31,606
  Oil (Mbbls)...............................            39            35              47          111           76            98
  Total (Mmcfe).............................        13,564         9,721          10,932       35,813       21,465        32,194
Average sales prices:
  Natural gas (per Mcf)(2)..................        $ 2.13       $  1.91         $  1.96      $  2.11      $  1.84       $  1.93
  Oil (per Bbl).............................         17.79         21.83           21.70        18.71        20.26         20.13
Expenses (per Mcfe):
  Lease operating...........................       $  0.32       $  0.37         $  0.37      $  0.34      $  0.34       $  0.34
  Depreciation, depletion and
     amortization...........................          1.14          1.11            1.11         1.10         1.04          1.01
  General and administrative, net...........          0.10          0.21            0.19         0.12         0.22          0.15

----------------------------


(1) THE PRO FORMA PRODUCTION INFORMATION FOR THE THREE MONTH AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 GIVES EFFECT TO THE TRANSTEXAS ACQUISITION AND THE SOXCO ACQUISITION AS IF SUCH TRANSACTIONS HAD BEEN COMPLETED AS OF JANUARY 1, 1996.
(2) REFLECTS THE EFFECTS OF HEDGING. ABSENT THE EFFECTS OF HEDGING, AVERAGE REALIZED NATURAL GAS PRICES WOULD HAVE BEEN $2.25, $2.06 AND $2.09 PER MCF FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997, 1996 AND PRO FORMA 1996, RESPECTIVELY; AND $2.31, $2.19 AND $2.16 PER MCF FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997,1996 AND PRO FORMA 1996.

RECENT FINANCIAL AND OPERATING RESULTS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

         General. Houston Exploration's production increased 40% from 9,721 Mmcfe for the three months ended September 30, 1996 to 13,564 Mmcfe for the three months ended September 30, 1997. The primary source of this production increase is the Charco Field which the Company acquired July 1, 1996 in the TransTexas Acquisition. Beginning in the fourth quarter of 1996 the Company initiated a development drilling and work over program that as of September 30, 1997 has resulted in the successful completion of 16 new Charco wells. Since the end of September 1997, the Company brought on line four additional Charco wells and was in the process of drilling two more at October 31, 1997. Adding to the production increase for the three months ended September 30, 1997 was new offshore production at East Cameron 82/83, Mustang Island 807, Galveston Island 272 and West Cameron 60.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 54% from $18.9 million for the three months ended September 30, 1996 to $29.1 million for the three months ended September 30, 1997 as a result of the 40% increase in production combined with a 12% increase in average realized natural gas prices from $1.91 per Mcf for the three months ended September 30, 1996 to $2.13 per Mcf for the three months ended September 30, 1997.

         As a result of hedging activities, the Company realized an average gas price of $2.13 per Mcf for the three months ended September 30, 1997, compared to an average price of $2.25 per Mcf that otherwise would have been received, resulting in a $1.6 million decrease in natural gas revenues for the three month period. For the three months ended September 30, 1996, the average realized gas price was $1.91 per Mcf compared to an unhedged average gas price of $2.06 per Mcf, resulting in a decrease to natural gas revenues of $1.4 million for the three month period.

         Lease Operating Expenses. Lease operating expenses increased 19% from $3.6 million for the three months ended September 30, 1996 to $4.3 million for the three months ended September 30, 1997. On an Mcfe basis, lease operating expenses decreased 14% from $0.37 for the three months ended September 30, 1996 to $0.32 for the comparable period of 1997. The increase in lease operating expense is attributable to expansion of the Company's operations at the Charco Field, the start-up of operations at Mustang Island 807 in early June 1997, combined with a general increase in costs in the oil service industry. The decline in the rate per Mcfe reflects the 40% growth in production during the current three month period combined with the Company's efforts to control costs. Included as a component of lease operating expense is severance tax which increased from $0.5 million, or $0.05 per Mcfe, for the three months ended September 30, 1996 to $0.9 million, or $0.07 per Mcfe, for the corresponding period of 1997. The increase in severance tax is due to the increase in production from the onshore Charo Field properties combined with an increase in gas prices.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 45% from $10.7 million for the three months ended September 30, 1996 to $15.5 million for the three months ended September 30, 1997. Depreciation, depletion and amortization expense per Mcfe increased 3% from $1.11 for the three months ended September 30, 1996 to $1.14 for the three months ended September 30, 1997. The increase in expense was a result of the production increases from properties acquired in the TransTexas and Soxco Acquisitions as well as newly developed properties combined with an increase in the depletion rate. The increase in the depletion rate is attributable to the expansion of the Company's exploration and development drilling program and reflects the industry-wide increase in the costs of drilling goods and services, platform and facilities construction.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.3 million and $0.2 million for the three months ended September 30, 1996 and 1997, respectively, decreased 33% from $2.1 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. However, general and administrative expense for the three months ended September 30, 1996 includes an $0.8 million charge taken in conjunction with the IPO for the buyout and termination of stock options granted to certain officers and directors of Brooklyn Union under the Company's 1994 Incentive Plan. After excluding this one-time charge of $0.8 million taken in September 1996, general and administrative expense has increased 8% from $1.3 million for the three months ended September 30,1996 to $1.4 million for the three months ended September 30, 1997 and reflects the overall growth and expansion of the Company and its operations since the second half of 1996 and continuing through the first nine months of 1997. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.1 million and $1.8 million, respectively, for the three months ended September 30, 1996 and 1997. The increase in capitalized general and administrative expense directly corresponds with the growth of the Company's technical workforce and the implementation of an incentive compensation plan. On an Mcfe basis, general and administrative expenses decreased 52% from $0.21 for the three months ended September 30, 1996 to $0.10 for the three months ended September 30, 1997. The lower rate per Mcfe for the three months ended September 30, 1997 is directly attributable to the significant increase in production for the three months ended September 30, 1997 as compared to the same period of 1996.

         Income Tax Provision. The provision for income taxes increased from a benefit of $0.02 million for the three months ended September 30, 1996 to an expense of $2.5 million for the three months ended September 30, 1997 due to the increase in pretax income offset by the benefit received from Section 29 tax credits.

         Net Income. Operating income increased 200% to $8.1 million for the three months ended September 30, 1997, an increase of $5.4 million compared to $2.7 million for the same period of 1996. Net income increased 323%, or $4.2 million, from $1.3 million for the three months ended September 30, 1996 to $5.5 million for the three months ended September 30, 1997. The increase in operating income and net income was attributable primarily to higher production volumes combined with higher realized natural gas prices.


         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

         General. Houston Exploration's production increased 67% from 21,465 Mmcfe for the nine months ended September 30, 1996 to 35,813 Mmcfe for the nine months ended September 30, 1997. The increase in production was attributable to added production from both the TransTexas and the Soxco Acquisitions, which were completed during the second half of 1996, combined with newly developed offshore production brought on line during the the second and third quarters of 1997 and the successful development drilling and workover programs begun in the latter half of 1996 and continuing through the third quarter of 1997 on the Charco Field properties acquired in the TransTexas Acquisition.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 89% from $40.2 million for the nine months ended September 30, 1996 to $76.1 million for the nine months ended September 30, 1997 as a result of the 67% increase in production combined with a 15% increase in average realized natural gas prices, from $1.84 per Mcf in the nine months ended September 30, 1996 to $2.11 per Mcf in the nine months ended September 30, 1997.

         As a result of hedging activities, the Company realized an average gas price of $2.11 per Mcf for the nine months ended September 30, 1997, compared to an average price of $2.31 per Mcf that otherwise would have been received, resulting in a $7.3 million decrease in natural gas revenues for the nine month period. For the nine months ended September 30, 1996, the average realized gas price was $1.84 per Mcf compared to an unhedged average gas price of $2.19, resulting in a decrease to natural gas revenues of $7.5 million for the nine month period.

         Lease Operating Expenses. Lease operating expenses increased 72% from $7.2 million for the nine months ended September 30, 1996 to $12.4 million for the nine months ended September 30, 1997. On an Mcfe basis, lease operating expenses remained unchanged at $0.34 for both the nine month periods ended September 30, 1996 and 1997. The increase in lease operating expense for the first nine months of 1997 is primarily attributable to properties acquired in the TransTexas Acquisition and the significant expansion of operations in the Charco Field combined with the effects of an industry-wide increase in drilling and operating costs. Included as a component of lease operating expense is severance tax which increased from $0.8 million, or $0.04 per Mcfe, for the nine months ended September 30, 1996 to $2.6 million, or $0.07 per Mcfe, for the corresponding period of 1997. The increase in severance tax is due to the onshore Charco Field properties acquired and the increase in production from these properties during 1997 combined with an increase in gas prices.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 77% from $22.3 million for the nine months ended September 30, 1996 to $39.5 million for the nine months ended September 30, 1997. Depreciation, depletion and amortization expense per Mcfe increased 6% from $1.04 for the nine months ended September 30, 1996 to $1.10 for the nine months ended September 30, 1997. The increase in expense was a result of the increased production from acquired as well as newly developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable to exploratory drilling in 1996 and 1997 which did not add significant new reserves combined with an industry wide increase in costs of drilling goods and services, platform and facilities construction.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.7 million for each the nine month periods ended September 30, 1996 and 1997, decreased 10% from $4.8 million for the nine months ended September 30, 1996 to $4.3 million for the nine months ended September 30, 1997. After excluding the one-time charge of $0.8 million taken in September 1996, in conjunction with the IPO, for the buyout and termination of stock options granted to certain officers and directors of Brooklyn Union, general and administrative expense increased 8% from $4.0 million for the nine months ended September 30, 1996 to $4.3 million for the corresponding period of 1997. The increase in general and administrative expense reflects the overall growth and expansion of the Company and its operations since the second half of 1996 and continuing through the first nine months of 1997. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $3.5 million and $5.2 million, respectively, for the nine months ended September 30, 1996 and 1997. The increase in capitalized general and administrative expense directly corresponds with the growth of the Company's technical workforce and the implementation of an incentive compensation plan. On an Mcfe basis, general and administrative expenses decreased 45% from $0.22 for the nine months ended September 30, 1996 to $0.12 for the nine months ended September 30, 1997. The lower rate per Mcfe during the first nine months of 1997 reflects the increase in the Company's production during the first nine months of 1997.

         Income Tax Provision. The provision for income taxes increased from a benefit of $0.04 million for the first nine months of 1996 to an expense of $5.5 million for the first nine months of 1997 due to the increase in pretax income offset by the benefit received from Section 29 tax credits.

         Net Income. Operating income increased 213% to $20.7 million for the nine months ended September 30, 1997, an increase of $14.1 million compared to $6.6 million for the same period of 1996. Net income increased 259%, or $10.6 million, from $4.1 million for the nine months ended September 30, 1996 to $14.7 million for the nine months ended September 30, 1997. The significant increase in operating income and net income was attributable primarily to higher production volumes and higher net realized natural gas prices.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and capital contributions from Brooklyn Union. Subsequent to the IPO, the Company has not received and does not anticipate receiving capital contributions from Brooklyn Union.

         As of September 30, 1997, the Company had a working capital deficit of $6.2 million (which includes the accrued liability of $8.8 million for the Soxco deferred purchase price which is payable in shares of common stock during the first quarter of 1998) and $30.4 million of available borrowing base under its Credit Facility. Net cash provided by operating activities for the first nine months of 1997 was $64.8 million compared to $41.8 million for the same period of 1996. The Company's cash position was increased during the period by borrowings of $47.0 million under the Company's Credit Facility. Funds used in investing and financing activities consisted of $98.5 million for investments in property and equipment and principal payments of $14.0 million on long-term borrowing under the Credit Facility. As a result of these activities, cash and cash equivalents increased $0.5 million from $2.8 million at December 31, 1996 to $3.3 million at September 30, 1997.

         During the nine months ended September 30, 1997, the Company spent approximately $98.5 million on exploration and development. As a result of the Company's continued development drilling program in the Charco Field and the acceleration of offshore exploratory drilling during the second half of 1997, the Company's Board of Directors has approved an increase of $45 million to the initial capital expenditure budget of $75 million for 1997. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the remainder of the year. No significant abandonment or dismantlement costs are anticipated through 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas and oil prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its credit facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its credit facility, additional borrowing facilities or the issuance of equity or debt securities.

         The Company has entered into a credit facility (the "Credit Facility") with a syndicate of lenders led by Texas Commerce Bank National Association ("TCB") which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. Effective August 4, 1997, the borrowing base was redetermined to be $130 million. The previous borrowing base of $150 million was established July 2, 1996 in order to facilitate the TransTexas and Soxco Acquisitions. At September 30, 1997, $98 million was borrowed and $1.6 million was committed under outstanding letter of credit obligations. The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at (i) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus 0.5% or TCB's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.5% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility, as amended August 4, 1997, contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain

(i) an interest coverage ratio of 2.5 to 1.00 of cash interest to earnings before interest, taxes and depreciation and (ii) a total debt to capitalization ratio of less than 60%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. As of September 30, 1997 the Company was in compliance with all Credit Facility covenants. The borrowing base under the Credit Facility is determined by TCB in its discretion in accordance with TCB's then current standards and practices for similar oil and gas loans taking into account such factors as TCB deems appropriate.

PART II.         OTHER INFORMATION


ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)     Exhibits

         EXHIBIT NO.             DESCRIPTION


         10.1    __     Second Amendment to Credit Agreement among The Houston
                        Exploration Company and Texas Commerce Bank National
                        Association

         27.1    __     Financial Data Schedule

                 (b)     Reports on Form 8-K:
                         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE HOUSTON EXPLORATION COMPANY



Date: October 31, 1997               By: /s/    James G. Floyd
                                         ---------------------
                                          James G. Floyd
                                          President and Chief Executive Officer



Date: October 31, 1997               By: /s/    James F. Westmoreland
                                         ----------------------------
                                          James F. Westmoreland
                                          Vice President, Chief Accounting
                                          Officer, Comptroller and Secretary

                                 EXHIBIT INDEX

         EXHIBIT NO.             DESCRIPTION


         10.1    __     Second Amendment to Credit Agreement among The Houston
                        Exploration Company and Texas Commerce Bank National
                        Association

         27.1    __     Financial Data Schedule