Form 10-K405
period 1997-12-31
HOUSTON EXPLORATION CO
filed 1998-02-09
CIK 1015293

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                  TO
                        COMMISSION FILE NO. 001-11899

                            ------------------------

                        THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                      22-2674487
    (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


         1100 LOUISIANA, SUITE 2000
              HOUSTON, TEXAS                                    77002
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $141,908,000 as of February 5, 1998, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $18.00 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of February 5, 1998, 23,360,903 shares of common stock were outstanding.

    Certain sections of the registrant's definitive proxy statement relating to the registrant's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.
================================================================================

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

         Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiaries on a combined basis. Certain terms used herein relating to the oil and gas industry are defined in "Glossary of Oil and Gas Terms" included on pages G-1 through G-3 of this Annual Report on Form 10-K.

PART I.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

         The Houston Exploration Company ("Houston Exploration" or the "Company") is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's offshore properties are located primarily in the shallow waters (up to 600 feet) of the Gulf of Mexico, and its onshore properties are located in South Texas, the Arkoma Basin, East Texas and West Virginia. The Company has utilized its geological and geophysical expertise to grow its reserve base through a combination of high potential exploratory drilling in the Gulf of Mexico and lower risk, high impact exploitation and development drilling onshore. The Company believes that the lower risk projects and more stable production associated with its onshore properties complement its high potential exploratory prospects in the Gulf of Mexico by balancing risk and reducing volatility.

         The Company has achieved significant growth in net proved reserves, production and revenues over the past five years. The Company has increased net proved reserves at a compound annual rate of 30% from 92 Bcfe at December 31, 1992 to 337 Bcfe at December 31, 1997. During this period, annual production increased at a compound annual rate of 30% from 14 Bcfe in 1992 to 51 Bcfe in 1997. Average daily production during the month of December 1997 was 179 MMcfe per day. The Company's oil and gas revenues have increased from $22 million in 1992 to $116 million in 1997. At December 31, 1997, Houston Exploration reported net proved reserves of 337 Bcfe with a discounted present value of cash flows before income taxes ("PV-10%") of $377 million.

         The Company believes that its primary strengths are its high quality reserves, its substantial inventory of high potential exploration, exploitation and development opportunities, its expertise in generating new prospects, its geographic focus and its low-cost operating structure. Approximately 98% of the Company's net proved reserves at December 31, 1997 were natural gas and approximately 78% were classified as proved developed. The Company operates over 90% of its production.

         The geographic focus of the Company's operations in the Gulf of Mexico and core onshore areas enable it to manage a large asset base with a relatively small number of employees and to add and operate production at relatively low incremental costs. The Company achieved lease operating expenses (excluding severance taxes) of $0.28 per Mcfe of production and net general and administrative expenses of $0.11 per Mcfe of production for the year ended December 31, 1997. The Company believes that these expense levels are among the lowest within its peer group.

         The Company was incorporated in Delaware in December 1985 to conduct certain of the natural gas and oil exploration and development activities of The Brooklyn Union Gas Company ("Brooklyn Union"). Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to Houston Exploration certain onshore producing properties and developed and undeveloped acreage. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas") for a net purchase price of approximately $56 million. In September 1996, the Company completed an initial public offering (the "IPO") of 7,130,000 shares of Common Stock. Concurrently with the completion of its IPO, the Company completed the acquisition of substantially all of the natural gas and oil properties and related assets of Smith Offshore Exploration Company ("Soxco") for a net purchase price consisting of approximately $20.3 million in cash and 762,387 shares of Common Stock with an aggregate value (determined by reference to the IPO price) of $11.8 million. In addition, the Company has agreed to pay to Soxco effective January 31, 1998 a deferred purchase price, payable in shares of the Company's Common Stock, of not more than $17.6 million and not less than $8.8 million as determined by Soxco's probable reserves as of December 31, 1995 that are produced or classified as proved prior to December 31, 1997. As of December 31, 1997, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 65% of the outstanding shares of Common Stock. Brooklyn Union, which in September 1997 became a wholly owned subsidiary of KeySpan Energy Corporation ("KeySpan"), distributes natural gas in an area of New York City with a population of four million.

         The Company's principal executive offices are located at 1100 Louisiana, Suite 2000, Houston, Texas 77002 and its telephone number is (713) 830-6800.

BUSINESS STRATEGY

         The Company's strategy is to continue to increase its reserves, production and cash flow by pursuing internally generated exploration prospects, primarily in the Gulf of Mexico, by conducting development and exploitation drilling on its onshore and offshore properties and by making selective opportunistic acquisitions. Over the past five years, the Company has added 400 Bcfe of net proved reserves through exploration, acquisitions, and exploitation and development. During this period, the Company has produced a total of 151 Bcfe, and total net proved reserves added due to extensions, discoveries and revisions were approximately 168% of cumulative production. Total net proved reserves added during this period including acquisitions were approximately 265% of cumulative production. During 1997, the Company increased production by more than 60%, from 32 Bcfe in 1996 to 51 Bcfe in 1997. The Company focuses on the following elements in implementing this strategy:

High Potential Exploratory and Development Drilling in the Gulf of Mexico

         The Company plans to drill approximately 15 exploratory wells in the Gulf of Mexico in 1998, the successful completion of any one of which could substantially increase the Company's reserves. Over the past five years, the Company has drilled 20 successful exploratory wells and 19 successful development wells in the Gulf of Mexico, representing a historical success rate of 74%. The Company believes it has assembled a four year inventory of exploration and development drilling opportunities in the Gulf of Mexico, principally in shallow waters. The Company holds interests in 79 lease blocks, representing 394,093 gross (292,837 net) acres, in federal and state waters in the Gulf of Mexico, of which 26 have current operations. The Company has a 100% working interest in 38 of these lease blocks and a 50% or greater working interest in 22 other lease blocks. The Company anticipates that approximately $68 million of its $100 million 1998 capital expenditure budget (excluding acquisitions) will be spent on offshore projects. In addition, the Company intends to continue its participation in federal lease sales and to actively pursue attractive farm-in opportunities as they become available. The Company's management believes that the Gulf of Mexico area remains attractive for future exploration and development activities due to the availability of geologic data, remaining reserve potential and the infrastructure of gathering systems, pipelines, platforms and providers of drilling services and equipment. Based on 1997 annual production, the Company's offshore reserves have a reserve to production ratio of 5.4 years. During December 1997, average net production from the Company's Gulf of Mexico properties was approximately 62 MMcfe per day.

Lower Risk, High Impact Exploitation and Development Drilling Onshore

         The Company owns significant onshore natural gas and oil properties in South Texas, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia, accounting for approximately 65% of its net proved reserves at December 31, 1997. Complementing the Company's offshore properties, the Company's onshore properties are characterized by relatively longer reserve lives and more predictable production. Over the past five years, the Company has drilled or participated in the drilling of 63 successful development wells and six successful exploratory wells onshore representing a historical drilling success rate of 76%. One example of the successful implementation of the Company's onshore strategy is in the Charco Field in South Texas, where the Company has increased net production from an average of 38 MMcfe per day in July 1996, immediately following its acquisition of such properties, to an average of 92 MMcfe per day in December 1997. During 1997, the Company produced 20 Bcfe, net to the Company's interest, from the Charco Field and added 40 Bcfe in net proved reserves. The Company has identified an extensive inventory of more than 100 potential onshore drilling locations, of which approximately 70 are located in the Charco Field. The Company anticipates that approximately $32 million of its $100 million 1998 capital expenditure budget (excluding acquisitions) will be spent on onshore projects, including the drilling of approximately 25 wells. Based on 1997 annual production, the Company's onshore reserves have a reserve to production ratio of 7.4 years. During December 1997, average net production from the Company's onshore properties was approximately 117 MMcfe per day.

Opportunistic Acquisitions

         The Company's primary strategy to grow its reserves through the drillbit is supplemented by the Company's continuing pursuit of opportunistic acquisitions of properties with unexploited reserve potential. The Company targets properties (i) that it can operate, (ii) that are either in the Gulf of Mexico or onshore in existing core operating areas or in new geographic areas in which the Company believes it can establish a substantial concentration of properties and operations, and (iii) that provide a base for further exploration and development. The Company has a successful track record of building its reserves through opportunistic acquisitions onshore and in the Gulf of Mexico and successfully exploiting those reserves. In particular, the Company has drilled 25 successful wells (74% success rate) in the Charco Field since acquiring its properties in the field in July 1996. See "-- Pending Acquisition."

High Percentage of Operated Properties

         The Company seeks to operate properties in which it has a significant ownership interest. By operating these properties the Company can manage production performance while controlling operating expenses and the timing and amount of capital expenditures. Properties operated by the Company account for approximately 90% of its Gulf of Mexico production and approximately 95% of its onshore production. The Company currently has two offshore jackup rigs and two land rigs under long-term contracts, which allow the Company to manage the timing of the drilling of its wells. The Company also pursues cost savings through the use of outside contractors for much of its offshore field operations activities. As a result of these and other factors, the Company achieved lease operating expense (excluding severance taxes) of $0.28 per Mcfe of production and net general and administrative expense of $0.11 per Mcfe of production for the year ended December 31, 1997.

Use of Advanced Technology for In-House Prospect Generation

         The Company generates virtually all of its exploration prospects utilizing in-house geological and geophysical expertise. The Company uses advanced technology, including 3-D seismic and in-house computer-aided exploration technology, to reduce risks, lower costs and prioritize drilling prospects. The Company has acquired approximately 2,400 square miles of 3-D seismic data, including 3-D seismic surveys on 65 of its offshore lease blocks and on possible lease and acquisition prospects, and 73,500 linear miles of offshore 2-D seismic data. Since the acquisition of its Charco Field properties in 1996, the Company has purchased and commenced interpretation of 3-D seismic data covering 148 square miles of the field. In 1998, the Company anticipates the acquisition of 30 square miles of 3-D seismic data on recently acquired East Texas acreage. The Company has 13 geologists/geophysicists with average industry experience of approximately 28 years and 10 geophysical workstations for use in interpreting 3-D seismic data. The availability of 3-D seismic data for Gulf of Mexico properties at reasonable costs has enabled the Company to identify exploration and development prospects in the Company's existing inventory of properties and to define possible lease and acquisition prospects.

Geographically Focused Operations

         Focusing drilling activities on properties in relatively concentrated offshore and onshore areas permits the Company to utilize its base of geological, engineering, exploration and production experience in the regions. The Company currently operates in five areas of geographic concentration -- the Gulf of Mexico, South Texas, the Arkoma Basin, East Texas, and West Virginia -- and continues to evaluate and may add additional core areas in the future. The Company is currently evaluating an acquisition that would add a new core area of operations onshore in South Louisiana. See " -- Pending Acquisition." The geographic focus of the Company's operations allows it to manage a large asset base with a relatively small number of employees and enables the Company to add production at relatively low incremental costs. For example, in the Charco Field, the Company has reduced lease operating expense (excluding severance taxes) by 50%, from $0.38 per Mcfe for the six month period beginning on July 1, 1996, when the Company acquired its Charco Field properties, and ending December 31, 1996 to $0.19 per Mcfe for the six month period ended December 31, 1997.

         The following table sets forth information regarding the Company's reserves associated with its properties in the Gulf of Mexico, the Charco Field in South Texas and the Company's other onshore properties:

                                                                         Net Proved Reserves
                                                                         at December 31, 1997
                                             Percent of                  --------------------
                                               Total           Gas             Oil              Total
                                              Reserves       (MMcf)          (MBbls)           (MMcfe)
                                              --------      -------      ----------------     --------
         Gulf of Mexico  . . . . . . . .       35%          112,739             869           117,953
         Charco Field  . . . . . . . . .       38%          126,575              50           126,875
         Other Onshore . . . . . . . . .       27%           91,287             158            92,235
                                                            -------      ----------           -------
                                                            330,601           1,077           337,063
                                                            =======      ==========           =======

PENDING ACQUISITION

         On January 12, 1998, the Company entered into a non-binding letter of intent with respect to the acquisition of natural gas and oil properties located onshore in South Louisiana representing 45 Bcfe of net proved reserves as of November 1, 1997 (the "Pending Acquisition"). The average net production in December 1997 attributable to such properties was approximately 14 MMcfe per day. The non-binding letter of intent provides for the Company to pay $60 million for the properties to be acquired. The completion of the Pending Acquisition is subject to numerous conditions, including the completion of due diligence and the negotiation and execution of binding agreements, among others; accordingly, no assurances can be made that the Pending Acquisition will be consummated.

GULF OF MEXICO PROPERTIES

         The Company holds interests in 79 offshore blocks, of which 26 have current operations, and operates 18 of these blocks, accounting for approximately 90% of the Company's offshore production. The following table lists the Company's average working interest, net proved reserves and the operator for the Company's eight largest offshore properties as of December 31, 1997, representing 77% of the Company's Gulf of Mexico proved reserves and 65% of its offshore production:

                                                        NET PROVED RESERVES AT DECEMBER 31, 1997
                                                        -----------------------------------------
                                                                                    AVERAGE
                                                   GAS         OIL       TOTAL      WORKING
                    FIELD                         (MMCF)     (MBBLS)    (MMCFE)    INTEREST     OPERATOR
                    -----                         ------     -------    -------    --------     --------
 East Cameron Blocks 82/83 . . . . . . . . .     18,526        140       19,366     97.8%       Company
 Mustang Island Blocks 858/868 . . . . . . .     18,343        329       20,317     79.0%       Company
 West Cameron Blocks 76/77/60/61 Unit  . . .     10,826         73       11,264     10.9%     Third Party
 Matagorda Island Block 651  . . . . . . . .     10,586          6       10,622     79.6%       Company
 High Island Block 38  . . . . . . . . . . .      7,655         79        8,129     40.0%     Third Party
 Mustang Island Block 807  . . . . . . . . .      7,892         23        8,030    100.0%       Company
 Mustang Island Block 759  . . . . . . . . .      6,591         15        6,681     25.0%     Third Party
 Mustang Island Block 785  . . . . . . . . .      5,914         --        5,914     71.3%       Company
 All Other Gulf of Mexico (10 fields)            26,406        204       27,630
                                              ---------     ------     --------
 Total Gulf of Mexico                           112,739        869      117,953
                                              =========     ======     ========

         During 1997, the Company drilled six successful exploratory wells and one successful development well on its Gulf of Mexico properties. During this same period, the Company drilled three exploratory wells and one development well that were not successful. Capital spending associated with the Company's Gulf of Mexico properties during 1997 was $92.7 million, including $42.2 million for exploratory drilling, $19.8 million for development drilling and $30.7 million for leasehold and lease acquisitions. During 1997, the Company acquired one producing property, Mustang Island 868, for $2.6 million.

         During 1998, the Company intends to focus on exploratory drilling in the Gulf of Mexico and plans to drill approximately 15 exploratory wells, along with limited development drilling. The Company's planned exploratory projects are located in East Cameron Blocks 82/83, West Cameron Block 174, Mustang Island Blocks A-113/114 and 138/139, High Island Block 115, South Timbalier Block 318 and Brazos Block A-40. As of February 5, 1998, the Company was drilling or participating in the drilling of exploratory wells on Mustang Island Block A-31/32 and Galveston Island Block 144. The following is a summary description of the Company's exploration and development activity during 1997. The Company is the operator of each of these properties except for High Island Block 38 and Eugene Island Block 64.

         Mustang Island Block 858/868. The Company holds an 82.5% working interest in Mustang Island Block 858 and a 65% working interest in Mustang Island Block 868. The property has three producing wells, the first of which
commenced production in July 1996.   During November 1997, the Company
completed the workover of one well and commenced drilling on a development well and an exploratory well on the property. At December 31, 1997, the Company was continuing to drill both wells toward targeted objectives at depths between 14,000 and 15,000 feet; the exploratory well was logged and determined to be unproductive in January 1998, and the development well had not reached its targeted objective as of February 5, 1998. During December 1997, the block produced at an average rate of 6,100 Mcfe/d, net to the Company, which reflects production downtime due to drilling rigs on location. In December 1997, the Company completed the purchase of a 65% working interest in Mustang Island Block 868, a neighboring block which includes the platform and facilities used for production from Mustang Island Block 858. The Company believes the acquisition will enable it to control and improve the efficiency of operations for the two properties. The Company owns substantial leasehold interests in adjacent blocks and is planning additional exploratory and development drilling during 1998.

         East Cameron Blocks 82/83. The Company holds an average working interest of 97.8% in East Cameron Blocks 82 and 83. The property currently has one producing platform on Block 82 and two satellite platforms. In February 1997, the Company began drilling an exploratory well on Block 83, which was successfully completed in June 1997 after experiencing a period of uncontrolled gas flow. During December 1997, the production from the combined platforms averaged 12,200 Mcfe/d, net to the Company.

         Mustang Island Block 807. The Company holds a 100% working interest in Mustang Island Block 807. The block has one well, the initial discovery well, which during December 1997 produced at an average of 4,500 Mcfe/d, net to the Company. Platform construction was completed during the first months of 1997 and initial production began in June 1997.

         Galveston Island Blocks 252/272. The Company holds an average working interest of 43.9% in Galveston Island Block 252/272. The property has two platforms and one satellite platform at Galveston Island Block 272. In late February 1997, the Company began drilling an exploratory well which was successfully completed and brought on-line in May 1997. During December 1997, the platforms were producing at a combined rate averaging 4,100 Mcfe/d, net to the Company.

         East Cameron Block 185. The Company acquired a 100% working interest in East Cameron Block 185 in March 1996. The Company successfully drilled and completed an exploratory well during the third quarter of 1997, and completed the workover of another well on the property. During December 1997, production averaged 5,300 Mcfe/d, net to the Company.

         Mustang Island Block 738. The Company holds a 49.9% working interest in Mustang Island Block 738. The property has two producing wells which came on-line in March 1996. During the fourth quarter of 1997, the Company drilled an additional development well which was unsuccessful. During December 1997, production averaged 1,100 Mcfe/d, net to the Company.

         High Island Block 38. The Company holds a 40% working interest in High Island Block 38. The Company participated in the successful drilling of an exploratory well that was completed in the third quarter of 1997. Production facilities were completed in January 1998 and initial production commenced in late January 1998 at an initial flow rate between 4,400 and 7,300 Mcfe/d, net to the Company.

         Eugene Island Block 64. The Company acquired a 25% working interest in Eugene Island Block 64 and participated in the drilling of an exploratory well which was successfully completed in November 1997. Production facilities are currently being completed and initial production is expected for the first half of 1998.

ONSHORE PROPERTIES

         The Company also owns significant onshore natural gas and oil properties in South Texas, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia. These properties represent interests in 1,176 gross (770 net) wells, approximately 95% of which the Company is the operator of record, and 166,463 gross (126,611 net) acres.

         The following table lists the Company's average working interest and net proved reserves for the Company's core onshore areas of operation as of December 31, 1997, representing 99% of the Company's onshore reserves:

                                                                                               NET PROVED RESERVES AT
                                                                                                  DECEMBER 31, 1997
                                                                        AVERAGE       ----------------------------------------
                                                                        WORKING           GAS            OIL          TOTAL
                                       FIELD                            INTEREST         (MMCF)        (MBBLS)       (MMCFE)
                                       -----                        ----------------  -----------   ------------   -----------
                  Charco Field (South Texas)  . . . . . . . . . .         95%            126,575         50          126,875
                  Chismville/Massard Field (Arkansas) . . . . . .         73%             48,079         --           48,079
                  Wilburton, Panola and Surrounding Fields
                     (Oklahoma) . . . . . . . . . . . . . . . . .         23%              7,666         --            7,666
                  Willow Springs and Surrounding Fields
                     (East Texas) . . . . . . . . . . . . . . . .         53%              9,731         91           10,277
                  Appalachian Area (West Virginia)  . . . . . . .         60%             25,811         67           26,213

         During 1997, the Company participated in the drilling of 33 successful development wells and two successful exploratory wells on its onshore properties. During this same period, the Company participated in the drilling of eight development wells and two exploratory wells that were not successful. Capital spending associated with the Company's onshore drilling program during 1997 was approximately $51.2 million, including $39.4 million for development, $1.9 million for exploration and $9.9 million for leasehold and lease acquisitions. During 1997 the Company did not make any acquisitions of onshore producing properties.

         For 1998 the Company has budgeted funds to drill approximately 15 wells in the Charco Area of South Texas, five wells in the Arkoma Basin, two wells in East Texas and two wells in West Virginia. The Company has identified enough additional development and exploratory projects on its existing acreage to maintain an active drilling program for the next four to six years.

         The following is a description of several of the Company's most significant onshore properties:

         Charco Field. The Charco Field is located in Zapata County, Texas. The Company acquired its properties in the Charco Field in July 1996 in the TransTexas Acquisition. The Company owns a 95% working interest in the approximately 165 active wells on such properties, all of which are operated by the Company. During December 1997, the Company's Charco Field properties had average production of 92,000 Mcfe/d, net to the Company. The Company has purchased and commenced interpretation of 3-D seismic data covering 148 square miles of its Charco Field properties. The Company commenced an active drilling and workover program beginning in the fourth quarter of 1996 to fully exploit this property and currently has two drilling rigs under long-term contract. During 1997, the Company successfully drilled and completed 22 development wells and drilled five unsuccessful development wells. Subsequent to year end, the Company has drilled two successful and one unsuccessful development wells and is currently drilling two new development wells.

         Chismville/Massard Field. The Chismville/Massard Field is located in Logan and Sebastian Counties, Arkansas. The Company owns working interests in approximately 149 active wells, of which it operates 80 wells. Working interests range from 11% to 100% and average approximately 73%. During 1997, the Company successfully completed eight gross (5.8 net) development wells and three gross (2.9 net) unsuccessful development wells. During December 1997, production averaged 11,700 Mcfe/d, net to the Company.

         Willow Springs and Surrounding Fields. The Willow Springs Field is located in Gregg County, Texas, with surrounding fields located in Panola and Harrison Counties, Texas. The Company owns working interests in 63 active wells, of which it operates 20 wells. Working interests range from 3% to 100% and average approximately 53%. During 1997, the Company participated in the drilling of one gross (0.4 net) successful development well in this area. During December 1997, production averaged 3,100 Mcfe/d, net to the Company.

         Wilburton, Panola and Surrounding Fields. The Wilburton and Panola Fields are located in Latimer County, Oklahoma. The Company owns working interest in 51 active wells, of which it operates 18 wells. Working interests range from 1% to 63% and average approximately 23%. During 1997, the Company participated in the successful drilling of two exploratory wells in which it had a small combined working interest of 8%. In 1998, the Company participated in one successful development well, currently being completed, in which it has a working interest of 11%. During December 1997, production averaged 5,000 Mcfe/d, net to the Company.

         Appalachian Area. The Belington, Clarksburg and Seneca Upshur Fields are located in Barbour, Randolph, Upshur and Mingo Counties, West Virginia.
The Company owns working interests in 670 wells, substantially all of which are operated by the Company. Working interests range from 6% to 100% and average approximately 60%. During 1997, the Company drilled and successfully completed two development wells in this area. During December 1997, production averaged 5,200 Mcfe/d, net to the Company.

ADDITIONAL FUTURE PROJECTS

         In addition to the properties described above, the Company has accumulated a large inventory of offshore leases comprised of 251,307 undeveloped gross (215,514 net) acres. These leases are under review by the Company's geologists and geophysicists based upon 3-D seismic data acquired in recent years. The Company has established a team of geologists and geophysicists to continually evaluate unleased acreage offshore which will be available at upcoming lease sales. The Company is also actively pursuing farm-ins from other companies, interests in other companies' joint ventures and potential acquisitions. Finally, the Company is also evaluating its producing properties for workovers and recompletions which it will undertake in the next several years.

NATURAL GAS AND OIL RESERVES

         The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1995, 1996 and 1997, and the present values attributable to these reserves at such dates. The reserve data and present values as of December 31, 1997 were prepared by Netherland, Sewell & Associates, Inc. ("NSA") and Miller and Lents, Ltd. ("Miller and Lents"), independent petroleum engineering consultants. The reserve data and present values as of December 31, 1996 and 1995 were prepared by NSA, Miller and Lents, Ryder Scott Company ("Ryder Scott") and Huddleston & Co., Inc. ("Huddleston").

                                                                         AS OF DECEMBER 31,
                                                       -------------------------------------------------
                                                              1995              1996              1997
                                                                           (IN THOUSANDS)
        Net Proved Reserves (1):
           Natural gas (MMcf)   . . . . . . . . . . .        195,946           320,474           330,601
           Oil (MBbls)  . . . . . . . . . . . . . . .            889             1,131             1,077
           Total (MMcfe)  . . . . . . . . . . . . . .        201,280           327,260           337,063
        Present value of future net revenues
              before income taxes(2)  . . . . . . . .  $     206,574     $     577,000     $     377,065
        Standardized measure of discounted
              future net cash flows(3)  . . . . . . .  $     171,459     $     452,582     $     315,380


-------------

(1) NSA and Miller and Lents prepared reserve data and present values with respect to properties comprising approximately 73% and 27%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1997. NSA, Miller and Lents, Ryder Scott and Huddleston prepared reserve data and present values with respect to properties comprising approximately 47%, 30%, 23%, and 0%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1996, and 14%, 52%, 32%, and 2%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1995.

(2) The present value of future net revenues attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. Average prices per Mcf of natural gas, used in making such present value determinations as of December 31, 1995, 1996 and 1997 were $2.06, $3.41 and $2.31, respectively. Average prices per Bbl of oil used in making such present value determinations as of December 31, 1995, 1996 and 1997 were $17.29, $22.94 and $17.23, respectively.
         Such amounts reflect the effects of the Company's hedging contracts.

(3) The standardized measure of discounted future net cash flows represents the present value of future net revenues after income tax discounted at 10% per annum. Such amounts reflect the effects of the Company's hedging contracts.

         In accordance with applicable requirements of the Securities and Exchange Commission, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this Annual Report on Form 10-K represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revision may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency.

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

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 1995, 1996 and 1997.

                                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                                  1995                 1996                 1997
                                                          -------------------- -------------------  --------------------
                                                            GROSS      NET       GROSS       NET      GROSS       NET
                                                          --------- ---------- ---------- --------  ---------  ---------
 OFFSHORE DRILLING ACTIVITY:
 --------------------------
 Exploratory:
         Productive  . . . . . . . . . . . . . . . . . .       1        1.0         6         4.2        6         3.7
         Non-Productive  . . . . . . . . . . . . . . . .      --         --         4         2.2        3         2.3
                                                          ------    -------    ------     -------   ------     -------
                 Total   . . . . . . . . . . . . . . . .       1        1.0         10        6.4        9         6.0
 Development:
         Productive  . . . . . . . . . . . . . . . . . .       7        2.8          1        0.5        1         0.1
         Non-Productive  . . . . . . . . . . . . . . . .      --         --         --        --         1         0.8
                                                          ------    -------    -------    -------   ------     -------
                 Total   . . . . . . . . . . . . . . . .       7        2.8          1        0.5        2         0.9

 ONSHORE DRILLING ACTIVITY:
 -------------------------
 Exploratory:
         Productive  . . . . . . . . . . . . . . . . . .       3        0.5         1         0.1        2         0.1
         Non-Productive  . . . . . . . . . . . . . . . .      --         --         3         2.2        2         0.6
                                                          ------    -------    ------     -------   ------     -------
                 Total   . . . . . . . . . . . . . . . .       3        0.5         4         2.3        4         0.7
 Development:
         Productive  . . . . . . . . . . . . . . . . . .      12        7.4         9         6.5       33        29.1
         Non-Productive  . . . . . . . . . . . . . . . .       5        2.5         1         1.0        8         7.7
                                                          ------    -------    ------     -------   ------     -------
                 Total   . . . . . . . . . . . . . . . .      17        9.9        10         7.5       41        36.8

PRODUCTIVE WELLS

         The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1997.

                               COMPANY              COMPANY
                               OPERATED             OPERATED                                        TOTAL PRODUCTIVE
                              PLATFORMS              WELLS               NON-OPERATED WELLS              WELLS
                            --------------  ------------------------  ---------------------     ------------------------
                                               GROSS         NET         GROSS         NET         GROSS         NET
                                            -----------  -----------  -----------  -----------  -----------  -----------
 OFFSHORE
 --------
 Gas . . . . . . . . . .       18              56           35.8         12            2.6         68            38.4
 Oil . . . . . . . . . .       --              --             --          4            0.5          4             0.5
                            -----           -----        -------      -----        -------      -----        --------
 Total . . . . . . . . .       18              56           35.8         16            3.1         72            38.9
                            -----           -----        -------      -----        -------      -----        --------

 ONSHORE
 -------
 Gas . . . . . . . . . .                      949          695.6        151           33.6      1,100           729.2
 Oil . . . . . . . . . .                        2            1.9          2            0.5          4             2.4
                                            -----        -------      -----        -------      -----        --------
 Total . . . . . . . . .                      951          697.5        153           34.1      1,104           731.6
                                            -----        -------      -----        -------      -----        --------

         Productive wells consist of producing wells capable of production, including gas wells awaiting connections. Wells that are completed in more than one producing horizon are counted as one well.

ACREAGE DATA

         The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest as of December 31, 1997. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil, regardless of whether or not such acreage contains proved reserves:

                                                DEVELOPED ACRES                            UNDEVELOPED ACRES
                                   -------------------------------------       -------------------------------------
                                        GROSS                  NET                  GROSS                 NET
                                   ----------------      ---------------       ---------------      ----------------
 Offshore (1)  . . . . . . . .              142,786               77,323               251,307               215,514
 Onshore . . . . . . . . . . .              157,132              120,914                 9,331                 5,697
                                   ----------------      ---------------       ---------------      ----------------
          Total  . . . . . . .              299,918              198,237               260,638               221,211
                                   ----------------      ---------------       ---------------      ----------------

------------

(1)      Offshore includes acreage in federal and state waters.

MARKETING AND CUSTOMERS

         Substantially all of the Company's production is sold at market prices. The Company sold 38% and 27% of its natural gas production in 1997 and 1996, respectively, to H&N Gas Ltd., an unaffiliated third party. Prior to October 1996, the Company agreed, subject to certain conditions, to sell substantially all of its subsequently developed or acquired gas production, to an affiliate of Brooklyn Union, PennUnion Energy Services, L.L.C. ("PennUnion"). The gas sales agreement with PennUnion was terminated in September 1996 when Brooklyn Union sold its interest in PennUnion; however, PennUnion still remains a purchaser of the Company's natural gas production. The gas production sold to PennUnion is sold at market prices, based upon an index price adjusted to reflect the point of delivery of such production. During 1996 and 1995 sales to PennUnion and BRING Gas Services Corp. ("BRING"), predecessor to PennUnion and then an affiliate of Brooklyn Union, accounted for 40% and 46% of total revenues, respectively. In 1997, sales to PennUnion accounted for less than 10% of total revenues. The Company believes that the prices at which it sold gas to PennUnion and BRING were similar to those it would be able to obtain in the open market. No customer other than H&N Gas Ltd., PennUnion and BRING purchased more than 10% of the Company's natural gas production during the past three years. The Company believes that the loss of any such customer would not have a material adverse effect on the Company's operations. See Note 9 to the Company's Combined Financial Statements.

         The Company enters into commodity swaps with unaffiliated third parties for portions of its natural gas production to achieve more predictable cash flows and to reduce its exposure to short-term fluctuations in gas prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

         Most of the Company's natural gas is transported through gas gathering systems and gas pipelines which are not owned by the Company. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such space being utilized by other gas shippers with priority transportation agreements. While the Company's inability to market its natural gas has been subject to limitations or delays only on an infrequent basis, if transportation space is restricted or is unavailable, the Company's cash flow from the affected properties could be adversely affected. See "-- Regulation" and "Risk Factors -- Operating Risks of Natural Gas and Oil Operations."

ABANDONMENT COSTS

         The Company is responsible for the payment of abandonment costs on the natural gas and oil properties pro rata to its working interest. The Company provides for its expected future abandonment liabilities by accruing for such costs as a component of depletion, depreciation and amortization as the properties are produced. As of December 31, 1997, total undiscounted abandonment costs estimated to be incurred through the year 2008 were approximately $7.0 million for properties in the federal and state waters and are not considered significant for onshore properties. Estimates of abandonment costs and their timing may change due to many factors including actual drilling and production results, inflation rates, and changes in environmental laws and regulations.

         The Minerals Management Service ("MMS") requires lessees of Outer Continental Shelf properties to post bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the Outer Continental Shelf waters of the Gulf of Mexico are currently required to post an area wide bond of $3 million or $500,000 per producing lease. The Company is presently exempt from any requirement by MMS to provide supplemental bonding on its offshore leases, although no assurance can be made that it will continue to satisfy the requirements for such exemption in the future. Whether or not the Company qualifies for such exemption, the Company does not believe that the cost of any such bonding requirements will materially affect the Company's financial condition or results of operations. Under certain circumstances, the MMS has the authority to suspend or terminate operations on federal leases for failure to comply with applicable bonding requirements or other regulations applicable to plugging and abandonment. Any such suspensions or terminations of the Company's operations could have a material adverse effect on the Company's financial condition and results of operations.

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

THIRD PARTY CONTRACTORS

         In an effort to control costs, the Company entered into a contract with Operators & Consulting Services, Inc. ("OCS") pursuant to which OCS provides professional services to the Company in the areas of drilling, production and construction for offshore properties. OCS provides (i) engineering and field supervision for well design, drilling, completion and workover operations; (ii) supervision of the daily production operations and field personnel to operate and maintain production facilities; and (iii) coordination and review of third party engineering and fabrication work, and installation supervision of platforms, production facilities and pipelines. The Company has maintained this contractual relationship with OCS since 1989.

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

         Natural Gas Marketing and Transportation. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The Federal Energy Regulatory Commission (the "FERC") has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by
natural gas companies under the Natural Gas Act of 1938 (the "NGA").   Although
maximum selling prices of natural gas were formerly regulated under the NGA and the Natural Gas Policy Act of 1978 (the "NGPA"), on July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") amended the NGPA to remove completely by January 1, 1993 price and non-price controls for all "first sales" of domestic natural gas, which include all sales by the Company of its own production. Consequently, sales of the Company's natural gas production currently may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

         In July 1994, the FERC eliminated a regulation that had rendered virtually all sales of natural gas by pipeline and distribution company affiliates, such as the Company, to be deregulated first sales. Although several parties challenged the FERC's action, in 1996 the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit Court") upheld the FERC's elimination of the regulation. As a result, all sales by the Company of gas for resale in interstate commerce, other than sales by the Company of its own production, are now subject to NGA jurisdiction. This includes, for example, sales for resale of gas purchased from third parties. The Company does not anticipate this change will have any significant current adverse effects in light of the market based sales authority under existing blanket certificates. Such sales are subject to the future possibility of greater federal oversight, however, including the possibility the FERC might prospectively impose more restrictive conditions on such sales.

         The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to natural gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, required interstate pipelines to "restructure" to provide transportation separate or "unbundled" from the pipelines' sales of natural gas. Also, Order No. 636 required pipelines to provide open-access transportation on a basis that is equal for all natural gas supplies. In most instances, the result of the Order No. 636 and related initiatives has been to substantially reduce or bring to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in the individual pipeline restructuring proceedings relating to the implementation of Order No. 636, and has performed a series of one year reviews to determine whether refinements are required regarding individual pipeline implementations of Order No. 636. While a number of the individual pipeline restructuring proceedings were appealed to the federal courts of appeal, only a few are currently pending on appeal and those cases generally deal with limited pipeline-specific issues.

         Several parties appealed various parts of Order No. 636, and in July 1996 the D.C. Circuit Court issued its decision in those appeals. The D.C. Circuit Court largely upheld the basic tenets of Order No. 636, including the requirements that interstate pipelines "unbundle" their sales of gas from transportation and provide open-access transportation on a basis that is equal for all gas suppliers. The D.C. Circuit Court remanded several relatively narrow issues for further explanation by the FERC. On remand, in Order No. 636-C, the FERC reaffirmed the holding of Order No. 636 that pipelines should be entitled to recover 100 percent of their prudently incurred GSR costs. In addition, the FERC reduced the contract matching cap for the right-of-first-refusal mechanism to five years. The FERC also decided not to limit a pipeline's no-notice service to its bundled sales customers at the time of restructuring, and reaffirmed that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. Order No. 636-C is currently pending on rehearing the FERC.

         Although Order No. 636 does not regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts. While Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, terms and conditions, it could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The Company does not believe, however, that it will be affected by Order No. 636, or by any action taken by the FERC on rehearing of Order No. 636-C, materially differently than other natural gas producers and marketers with which it competes.

         The FERC issued a statement of policy in January 1996 concerning alternatives to its traditional cost-of- service ratemaking methodology. This policy statement articulates the criteria that the FERC will use to evaluate proposals to charge market-based rates for the transportation of natural gas, and also provides that the FERC will consider proposals for negotiated rates for individual shippers of natural gas so long as a cost-of-service-based rate also is available. In a related policy statement, the FERC also requested comments on whether it should allow gas pipelines the flexibility to negotiate the terms and conditions of transportation service with prospective shippers. The Company cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

         The FERC has recently commenced a reexamination of certain of its transportation-related policies, including the manner in which interstate pipeline shippers may release interstate pipeline capacity under Order No. 636 for resale in the secondary markets. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

         The FERC has also issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While the FERC's policy statement on new construction cost recovery affects the Company only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. The FERC has also issued numerous decisions that address how it intends to regulate natural gas gathering facilities owned (or previously owned but either "spun down" to an affiliate or "spun off" to a non-affiliate) by interstate pipeline companies after Order No. 636. Specifically, the FERC has approved the spin down or spin off by numerous interstate pipelines of their gathering facilities. These approvals were given despite the strong protests of a number of producers concerned that any diminution in FERC's oversight of interstate pipeline-related gathering services might result in a denial of open access or otherwise subject producers to a pipeline's monopoly power. The FERC has stated that in the future it may regulate gathering activities if a gatherer acts in concert with its pipeline affiliate in a manner that frustrates the FERC's effective regulation of a pipeline. It is unclear what effect the FERC's new gathering policy will have on producers such as the Company and the Company cannot predict what further action the FERC will take in this regard.

         On February 28, 1996, the FERC issued a Statement of Policy regarding the application of its jurisdiction under the NGA and OCSLA over new natural gas facilities and services on the Outer Continental Shelf. In its Policy Statement, the FERC concluded that it will retain its existing primary function test to determine whether particular facilities on the Outer Continental Shelf constitute gathering facilities exempt from the FERC's NGA jurisdiction. However, the FERC added a new factor to its primary function test for facilities that are designed to collect gas produced in water depths of 200 meters or more. Such facilities now will be presumed to qualify as gathering facilities up to the point or points of potential connection with the interstate pipeline grid. Downstream of that point, the facilities will be evaluated under the existing primary function test. Existing interstate pipelines and gathering facilities would retain their present status barring some change in circumstances. On June 14, 1996, the Commission dismissed all requests for rehearing of its February 28, 1996 order. With respect to this policy statement, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

         The Fifth Circuit Court of Appeals recently remanded a FERC decision which declared certain offshore facilities to be subject to its jurisdiction. The Fifth Circuit decision required the FERC to revisit its methodology for determining whether it has jurisdiction over offshore natural gas pipeline facilities. It is not clear whether a revised FERC policy regarding its jurisdiction over offshore natural gas pipeline facilities will have a material effect on producers such as the Company and the Company cannot predict what this new policy would entail.

         On July 17, 1996, the FERC issued Order No. 587 which revised the FERC's regulations to require interstate natural gas pipelines to follow standardized procedures issued by the Gas Industry Standards Board ("GISB") for certain business practices, i.e., nominations, allocations, balancing, measurement, invoicing, capacity release and electronic communication between the pipelines and those with whom they do business. On January 30, 1997, in Order No. 587-B, the FERC incorporated into its regulations a second set of GISB standards that would, inter alia, require interstate pipelines to conduct business transactions and provide other information according to Internet protocols and to abide by certain business practice standards dealing with nomination, flowing gas and capacity release. On March 4, 1997, the FERC issued Order No. 587-C which amended the FERC's regulations to adopt standards requiring interstate pipelines to publish certain information on Internet web pages and to implement new business practice standards covering nominations and flowing gas. The intent of these standards adopted pursuant to Order Nos. 587, et seq., is to establish a more efficient and integrated pipeline grid which will reduce the variations in pipeline business practices and allow buyers to obtain and transport gas from all potential sources of supply more easily and efficiently. The FERC has denied requests for rehearing of Order Nos. 587, et seq.. An appeal of Order No. 587 is pending before the D.C. Circuit Court. With respect to GISB issues, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

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

         Offshore Leasing. Certain operations the Company conducts are on federal oil and gas leases, which the MMS administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications, and has recently proposed additional safety-related regulations concerning the design and operating procedures for Outer Continental Shelf production platforms and pipelines. The MMS also has issued regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can obtain bonds or other surety in all cases. See "-- Environmental Matters."

         In addition, the MMS is conducting an inquiry into certain contract settlement agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The MMS has recently issued a final rule governing valuation for royalty purposes of gas produced from federal and Indian leases to primarily address allowances for transportation of gas. The amendments clarify the methods by which gas royalties and deductions for gas transportation are calculated. The Company does not believe that these amended regulations will affect the Company materially differently than other natural gas producers and marketers with which it competes.

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

         The OCSLA requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, which implements these requirements to the OCSLA, on gatherers and other nonjurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to services on the Outer Continental Shelf. If the FERC were to apply Order No. 509 to gatherers in the Outer Continental Shelf, eliminate the exemption of gathering lines, and redefine its jurisdiction over gathering lines, then these acts could result in a reduction in available pipeline space for existing shippers, such as the Company, in the Gulf of Mexico and elsewhere.

         Oil Sales and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations were affirmed by the D.C. Circuit Court on May 10, 1996. Because of the uncertainty surrounding the indexing methodology, as well as the possibility of the use of cost-of-service ratemaking and market-based rates, the Company is not able at this time to predict the effects of these regulations, if any, on the Company's oil producing operations.

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

         The Oil Pollution Act of 1990 (the "OPA"), as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in "waters of the United States." A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The term "waters of the United States" has been broadly defined to include not only the waters of the Gulf of Mexico but also inland water bodies, including wetlands, playa lakes and intermittent streams. The OPA also requires owners and operators of offshore facilities to establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to oil spills. Under the Coast Guard Authorization Act of 1996, the definition of offshore facility includes
facilities located in coastal inland waters, such as bays or estuaries.   OPA
requires a minimum of $35 million in OSFR for offshore facilities located on the Outer Continental Shelf and a minimum of $10 million for offshore facilities located landward of the seaward boundary of a State. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. On March 25, 1997, the Minerals Management Service proposed regulations for establishing the amount of OSFR to be required for particular facilities. Under the proposed rule, the amount of OSFR will increase as the volume of a facility's worst-case oil spill increases. Accordingly, for Outer Continental Shelf facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR will be required; for worst-case spills of over 35,000 barrels, $70 million will be required; for worst-case spills of over 70,000 barrels, $105 million will be required; and for worst-case spills of over 105,000 barrels, $150 million will be required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. Although the current environmental regulation has had no material adverse effect of the Company, the impact of the recently adopted and proposed regulatory changes, and of future environmental regulatory developments such as stricter environmental regulation and enforcement policies, cannot presently be quantified.

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

         In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating in the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. As of this date, the Company is not the subject of any civil or criminal enforcement actions under OCSLA.

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

EMPLOYEES

         As of December 31, 1997, the Company had 104 full time employees, 60 of whom are located at the Company's headquarters in Houston, Texas and the remainder of whom are located at field offices. None of the Company's employees are represented by a labor union. The Company contracts with OCS to conduct all of the day to day operations of the Company's offshore properties. See "-- Third Party Contractors.".

OFFICES

         The Company currently leases approximately 71,100 square feet of office space in Houston, Texas, where its principal offices are located. In addition, the Company maintains field operations offices in the areas where it operates onshore properties.


ITEM 3. LEGAL PROCEEDINGS

         The properties purchased in the TransTexas Acquisition are subject to a judgment lien imposed on substantially all of TransTexas' properties in the aggregate amount of $18 million. TransTexas has agreed to indemnify the Company with respect to any loss arising from such judgment lien. TransTexas has appealed the judgment to which such liens relate, and has posted a bond to ensure payment of such judgment pending the completion of such appeal. The bond, in the approximate amount of $18 million, is secured by an irrevocable letter of credit. The $18 million judgment against TransTexas has been reversed, a decision which, if upheld, will result in the release of the related judgment lien. As a result of such arrangements, the Company believes that the properties purchased in the TransTexas Acquisition are not subject to any material risk that any such judgment against TransTexas will not be paid.

         The Company is not a party to any other pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1997.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock (symbol: THX) is traded on the New York Stock Exchange. The following table sets forth the range of high and low sales prices for each calendar quarterly period from September 20, 1996 through December 31, 1997 as reported on the New York Stock Exchange:

         YEAR ENDED DECEMBER 31, 1996                           High         Low
         ----------------------------                         ---------   --------
         Third Quarter (commencing September 20, 1996) . . .  $ 17.00     $ 16.50
         Fourth Quarter  . . . . . . . . . . . . . . . . . .    18.25       15.875

         YEAR ENDED DECEMBER 31, 1997                           High         Low
         ----------------------------                         ---------   --------
         First Quarter . . . . . . . . . . . . . . . . . . .  $ 18.875    $ 11.50
         Second Quarter  . . . . . . . . . . . . . . . . . .    16.00       11.875
         Third Quarter . . . . . . . . . . . . . . . . . . .    23.187      15.25
         Fourth Quarter  . . . . . . . . . . . . . . . . . .    27.25       17.50

         As of February 5, 1997, 23,360,903 shares of Common Stock were outstanding and the Company had approximately 68 shareholders of record and approximately 2,800 beneficial owners.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below with respect to the Company's combined statements of operations for each of the five years in the period ended December 31, 1997 and with respect to the Company's combined balance sheets as of December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the financial statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Combined Financial Statements and Notes thereto included elsewhere and incorporated by reference in this Annual Report on Form 10-K.

                                                                             Years Ended December 31,
                                                   ------------------------------------------------------------------
                                                     1993           1994           1995          1996          1997
                                                                     (in thousands, except per share data)
Combined Statement of Operations Data:
Revenues:
        Natural gas and oil revenues . . .          $ 37,462   $    41,755    $     39,431   $    64,864   $  116,349
        Other  . . . . . . . . . . . . . .               799           467           1,778         1,040        1,297
                                                    --------   -----------    ------------   -----------   ----------
                Total revenues . . . . . .            38,261        42,222          41,209        65,904      117,646
Expenses:
         Lease operating . . . . . . . . .             4,173         4,858           5,005        10,800       14,146
         Severance tax . . . . . . . . . .               304           486             463         1,401        4,233
         Depreciation, depletion and
          amortization . . . . . . . . . .            23,225        25,365          21,969        33,732       59,081
         General and administrative, net               2,454         3,460           3,486         6,249        5,825
         Nonrecurring charge(1) . . . .  .                --            --          12,000            --           --
                                                   ---------   -----------     ------------   ----------    ---------
        Total operating expenses . . . . .            30,156        34,169          42,923        52,182       83,285
 Income (loss) from operations . . . . . .             8,105         8,053          (1,714)       13,722       34,361
 Interest expense, net . . . . . . . . . .             1,764         2,102           2,398         2,875          938
                                                   ---------    ----------    ------------   -----------   ----------
 Income (loss) before income taxes . . . .             6,341         5,951          (4,112)       10,847       33,423
 Income tax provision (benefit)  . . . . .             1,790           597          (3,809)        2,205       10,173
                                                   ---------    ----------    ------------   -----------   ----------
 Net income (loss) . . . . . . . . . . . .         $   4,551    $    5,354    $       (303)  $     8,642   $   23,250
                                                   =========    ==========    ============   ===========   ==========
 Net income (loss) per share . . . . . . .         $    0.30    $     0.35    $      (0.02)  $      0.49   $     1.00
                                                   =========    ==========    ============   ===========   ==========
 Net income (loss) per share assuming
    dilution . . . . . . . . . . . . . . .         $    0.30    $     0.35    $      (0.02)  $      0.49   $     0.97
                                                   =========    ==========    ============   ===========   ==========
  Weighted average shares outstanding  . .         $  15,295    $   15,295    $     15,295   $    17,532   $   23,337

                                                                            As of December 31,
                                                  -------------------------------------------------------------------
                                                     1993           1994           1995          1996          1997
                                                                              (in thousands)
Combined Balance Sheet Data:
Property, plant and equipment, net . . . .         $ 127,911    $  169,714    $    216,678   $   359,124   $  443,738
Total assets . . . . . . . . . . . . . . .           165,031       201,678         247,496       401,285      491,391
Long-term debt . . . . . . . . . . . . . .            46,600        65,650          71,862        65,000      113,000
Stockholders' equity . . . . . . . . . . .            65,575        88,866         103,236       233,300      256,187


-------------

(1) Represents a nonrecurring non-cash charge incurred in connection with the reorganization effective in February 1996. See Note 11 to the Company's Combined Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year of the three-year period ended December 31, 1997. The Company's historical combined financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         Houston Exploration was incorporated in December 1985 to conduct certain of the natural gas and oil exploration and development activities of Brooklyn Union. The Company initially focused primarily on the exploration and development of high potential prospects in the Gulf of Mexico. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to Houston Exploration certain onshore producing properties and developed and undeveloped acreage. Subsequent to the reorganization, the Company has expanded its focus to include lower risk exploitation and development drilling on the onshore properties transferred or acquired, in addition to seeking opportunistic acquisitions both onshore and offshore. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas. In September 1996, the Company completed its IPO of 7,130,000 shares of its Common Stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition of substantially all of the natural gas and oil properties and related assets of Soxco (the "Soxco Acquisition"). As of December 31, 1997, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 65% of the outstanding shares of Common Stock. At December 31, 1997, the Company had net proved reserves of 337 Bcfe, 98% of which were natural gas and 78% of which were classified as proved developed.

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

         The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

         As of December 31, 1997, the Company estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property costs exceeded actual capitalized costs. Natural gas prices have fluctuated substantially since December 31, 1997. The Company may be required to write down the carrying value of its natural gas and oil properties at the end of the first quarter of 1998, depending upon natural gas prices and the results of the Company's drilling programs.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and is designed to improve the EPS information provided in the financial statements by simplifying the existing computation. Primary EPS has been replaced with Basic EPS which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Fully diluted EPS is now called Diluted EPS and assumes the conversion of all options,
contingent shares and other potentially dilutive securities.   The Company
adopted SFAS No. 128 in its December 31, 1997 financial statements and has presented Diluted EPS for the years 1995 and 1996 which were previously not required as the dilutive effect of options and contingent shares was less than 3%. See Note 1 to the Company's Combined Financial Statements.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which consolidates the existing requirements to disclose certain information about an entity's capital structure, for both public and nonpublic entities. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Also issued in June of 1997 was SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which specifies and revises guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company adopted the provisions of SFAS Nos. 129, 130 and 131 in its 1997 financial statements. The adoption of SFAS Nos. 129, 130 and 131 did not have a material effect on its results of operations or the calculation of net income.

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

         The Company's combined historical financial statements include the historical results of operations associated with the onshore producing properties and developed and undeveloped acreage transferred to the Company by Fuel Resources Inc. ("FRI"), a subsidiary of Brooklyn Union, in the February 1996 reorganization implemented by Brooklyn Union. Accordingly, the Company's historical results of operations reflect a nonrecurring charge of $12 million incurred in the year ended December 31, 1995 with respect to remuneration to which certain employees of FRI were entitled for the increase in the value of the transferred properties prior to the reorganization. See Notes 1 and 11 to the Company's Combined Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                                      Year Ended December 31,
                                                       ------------------------------------------------------
                                                             1995                1996              1997
 Production:
         Natural gas (MMcf)  . . . . . . . . . . .          21,077              31,215             50,310
         Oil (MBbls) . . . . . . . . . . . . . . .             100                 118                171
         Total (MMcfe) . . . . . . . . . . . . . .          21,677              31,923             51,336

 Average sales prices:
         Natural Gas (per Mcf)(1)  . . . . . . . .     $      1.79         $      2.00        $      2.25
         Oil (per Bbl) . . . . . . . . . . . . . .           16.54               21.53              18.33

 Expenses (per Mcfe):
         Lease operating . . . . . . . . . . . . .     $      0.23         $      0.34        $      0.28
         Severance tax . . . . . . . . . . . . . .            0.02                0.04               0.08
         Depreciation, depletion and amortization             1.01                1.06               1.15
         General and administrative, net . . . . .            0.16                0.20               0.11


----------


(1) Reflects the effects of hedging. Absent the effects of hedging, average realized natural gas prices would have been $1.53, $2.35 and $2.45 per Mcf for the years ended December 31, 1995, 1996 and 1997, respectively.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

         Production. Houston Exploration's production increased 61% from 31,923 MMcfe in 1996 to 51,336 MMcfe in 1997. The increase in production was attributable to added production from both the TransTexas and the Soxco Acquisitions, which were completed during the second half of 1996, combined with newly developed offshore production brought on-line during the second and third quarters of 1997 and the successful development drilling and workover programs begun in the latter half of 1996 and continuing through the fourth quarter of 1997 on the Charco Field properties acquired in the TransTexas Acquisition. Production in the Charco Field increased 179% from approximately 33,000 Mcfe per day in December 1996 to approximately 92,000 Mcfe per day in December 1997 as 22 development wells were successfully completed and brought on-line during 1997.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 79% from $64.9 million in 1996 to $116.3 million in 1997 as a result of the 61% increase in production combined with a 13% increase in average realized natural gas prices, from $2.00 per Mcf in 1996 to $2.25 per Mcf for the year ended 1997.

         As a result of hedging activities, the Company realized an average gas price of $2.25 per Mcf for 1997, which was 92% of the $2.45 per Mcf that otherwise would have been received, resulting in a $9.9 million decrease in natural gas revenues for the year ended December 31, 1997. During 1996, the average realized gas price was $2.00 per Mcf which was 85% of the unhedged average gas price of $2.35, resulting in a decrease in natural gas revenues of $11.1 million for the year ended 1996.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 31% from $10.8 million in 1996 to $14.1 million in 1997. On an Mcfe basis, lease operating expenses decreased from $0.34 in 1996 to $0.28 in 1997. The increase in lease operating expenses during 1997 is primarily attributable to properties acquired in the

TransTexas Acquisition and the significant expansion of operations in the Charco Field combined with the effects of an industry-wide increase in operating costs. The decrease in the lease operating expenses per Mcfe
resulted from the substantial increase in production during 1997.   Severance
tax, which is a function of volume and revenues generated from onshore production, increased 202% from $1.4 million, or $0.04 per Mcfe, in 1996 to $4.2 million, or $0.08 per Mcfe, in 1997. The increase in severance tax is due to the increase in production from the onshore Charco Field properties combined with higher gas prices in 1997 compared to 1996.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 75% from $33.7 million in 1996 to $59.1 million in 1997. Depreciation, depletion and amortization expense per Mcfe increased 9% from $1.06 in 1996 to $1.15 in 1997. The increase in depreciation, depletion and amortization expense was a result of the increased production from acquired as well as newly developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable partly to the industry-wide increase in costs of drilling goods and services, platform and facilities construction combined with a relatively modest increase in reserves given the increased capital expenditures from the Company's exploration and development activities during 1997.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $1.0 million and $0.9 million, in 1996 and 1997, respectively, decreased 7% from $6.2 million in 1996 to $5.8 million in 1997. After excluding the one-time charge of $0.8 million taken in September 1996 in conjunction with the IPO for the buyout and termination of stock options granted to certain officers and directors of Brooklyn Union, general and administrative expense increased 7% from $5.4 million in 1996 to $5.8 million in 1997. The increase in general and administrative expense reflects the overall growth and expansion of the Company and its operations since the second half of 1996 and continuing through the end of 1997. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $5.3 million and $7.2 million, respectively, in 1996 and 1997. The increase in capitalized general and administrative expense directly corresponds with the growth of the Company's technical workforce and the implementation of an incentive compensation plan. On an Mcfe basis, general and administrative expenses decreased 45% from $0.20 in 1996 to $0.11 in 1997. The lower rate per Mcfe during 1997 reflects the increase in the Company's production.

         Income Tax Provision. The provision for income taxes increased from an expense of $2.2 million in 1996 to an expense of $10.2 million in 1997 due to the increase in pretax income offset by the benefit received from Section 29 tax credits.

         Operating Income and Net Income. Operating income increased 151% to $34.4 million in 1997 from $13.7 million in 1996. Net income increased 171%
from $8.6 million in 1996 to $23.3 million in 1997.    The significant increase
in operating income and net income was attributable primarily to higher production volumes and higher net realized natural gas prices combined with lower lease operating expenses.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

         Production. Houston Exploration's production increased 47% from 21,677 MMcfe in 1995 to 31,923 MMcfe in 1996. The 1996 production increase is attributed to commencement of production from newly developed offshore properties during the first half of the year and the Company's two significant acquisitions during the second half of the year: (i) the TransTexas Acquisition, which was completed on July 2, 1996, and (ii) the Soxco Acquisition, which was completed on September 25, 1996 concurrently with the closing of the IPO.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 65% from $39.4 million in 1995 to $64.9 million in 1996 as a result of the 47% increase in production and an increase in average realized natural gas prices of 12% from $1.79 per Mcf in 1995 to $2.00 Mcf in 1996.

         As a result of hedging activities, the Company realized an average gas price of $2.00 per Mcf for 1996, compared to an average price of $2.35 per Mcf that otherwise would have been received, resulting in a $11.1 million decrease in natural gas revenues for the year ended December 31, 1996. During 1995, the average realized gas price was $1.79 per Mcf compared to an unhedged average gas price of $1.53, resulting in an increase in natural gas revenues of $5.6 million for the year ended December 31, 1995.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 116% from $5.0 million in 1995 to $10.8 million in 1996. On an Mcfe basis, lease operating expenses increased from $0.23 in 1995 to $0.34 in 1996. Of the $5.8 million increase in lease operating expenses during 1996, $2.2 million relates directly to properties acquired in the TransTexas Acquisition at the beginning of the third quarter and includes certain one-time expenses incurred in taking over operations of these properties, and the remaining $3.6 million reflects higher initial operating costs associated with bringing new facilities and wells on-line. Severance tax, which is a function of volume and revenues generated from onshore production, increased 180% from $0.5 million, or $0.02 per Mcfe, in 1995 to $1.4 million, or $0.04 per Mcfe, in 1996. The increase in severance tax resulted from the addition of production from the onshore Charco Field properties combined with an increase in net realized natural gas prices during the fourth quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to the IPO, capital contributions from Brooklyn Union. See also "Risk Factors -- Effects of Leverage."

         As of December 31, 1997, the Company had a working capital deficit of $5.4 million (which includes the accrued liability of $8.8 million for the Soxco minimum deferred purchase price which is payable in shares of Common Stock during the first quarter of 1998) and $15.4 million of available borrowing base under its Credit Facility (defined below). Net cash provided by operating activities for the year ended December 31, 1997 was $97.3 million compared to $54.1 million for the year ended December 31, 1996. The Company's cash position was increased during the year ended December 31, 1997 by borrowings of $79.0 million under the Company's Credit Facility. Funds used in investing and financing activities consisted of $145.1 million for investments in property and equipment and principal payments of $31.0 million on long-term borrowing under the Credit Facility. As a result of these activities, cash and cash equivalents increased $1.9 million from $2.8 million at December 31, 1996 to $4.7 million at December 31, 1997.

         Over the past three years, the Company has spent $390 million (including $96.9 million expended on the TransTexas and the Soxco acquisitions) to add 294 Bcfe of net proved reserves, representing a finding and development cost of $1.33 per Mcfe. The Company's primary sources of funds for each of the past three years are reflected in the following table:

                                                                             Years Ended December 31,
                                                             ----------------------------------------------
                                                                    1995             1996             1997
                                                                             (in thousands)
Net cash provided by operating activities . . . . . . . . . . $     55,778    $    54,065       $    97,292
Net borrowings (repayments) under Credit Facility . . . . . .        6,212         (6,862)           48,000
Proceeds from sale of common stock  . . . . . . . . . . . . .           --        101,014               297
Capital contributions from Brooklyn Union . . . . . . . . . .        6,873          6,342                --

         The Company's natural gas and oil capital expenditures for each of the past three years are reflected in the following table:

                                                                           Years Ended December 31,
                                                                ------------------------------------------
                                                                     1995            1996            1997
                                                                                (in thousands)
 OFFSHORE:
    Acquisitions of properties   . . . . . . . . . . . . . . .  $    18,236    $    58,578     $    30,700
    Development  . . . . . . . . . . . . . . . . . . . . . . .       32,228         25,399          19,826
    Exploration  . . . . . . . . . . . . . . . . . . . . . . .        6,355         27,398          42,219
                                                                -----------    -----------     -----------
                                                                     56,819        111,375          92,745
 ONSHORE:
    Acquisitions of properties   . . . . . . . . . . . . . . .  $     2,803    $    59,513     $     9,920
    Development  . . . . . . . . . . . . . . . . . . . . . . .        8,935          5,844          39,418
    Exploration  . . . . . . . . . . . . . . . . . . . . . . .          869             --           1,900
                                                                -----------    -----------     -----------
                                                                     12,607         65,357          51,238
                                                                -----------    -----------     -----------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . .  $    69,426    $   176,732     $   143,983
                                                                ===========    ===========     ===========

         The Company's capital expenditure budget for 1998 of $100 million includes $68 million and $32 million, respectively, for exploration and development. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the year. No significant abandonment or dismantlement costs are anticipated through 1998. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its Credit Facility, or the issuance of equity or debt securities.

         The Company has entered into the Credit Facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase") which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. The Credit Facility has a current borrowing base of $130 million. At December 31, 1997, $113 million was borrowed and $1.6 million was committed under outstanding letter of credit obligations. The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at
(i) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus 0.5% or Chase's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.375% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation to cash interest ("EBIDTA") and (ii) a total debt to capitalization ratio of less than 60%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. As of December 31, 1997 the Company was in compliance with all Credit Facility covenants. The borrowing base under the Credit Facility is determined by Chase in its discretion in accordance with Chase's then current standards and practices for similar oil and gas loans taking into account such factors as Chase deems appropriate.

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

         The Company intends to seek additional long-term debt financing during 1998 to supplement the Credit Facility. The Company intends to use the proceeds from such additional debt financing, if successfully completed, to repay outstanding indebtedness under the Credit Facility and to fund capital expenditures, including payment of a portion of the purchase price of the Pending Acquisition, if completed. No assurances can be made that the Company will be able to successfully complete any such additional debt financing.

         The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial
terms of such transactions.   Hedging instruments used are swaps, collars and
options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. Unrealized gains and losses on these contracts, if any, are deferred and offset in the balance sheet against the related settlement amounts.

         As of December 31, 1997, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of December 1997 was 5,533 MMcfe (5,570 MMMBtu).

                    Fixed Price Swaps                Collars                          Options
                 ---------------------- ------------------------------- ---------------------------------
                               NYMEX                NYMEX Contract Price              NYMEX
                   Volume     Contract     Volume   --------------------  Volume      Strike
    Period        (MMMbtu)      Price     (MMMbtu)     Floor   Ceiling   (MMMbtu)     Price      Put/Call
    ------        --------    --------    --------     -----   -------   --------     ------     --------
January 1998         355       $2.07        1,860       $2.73    $3.88       155       $2.01        Put
February 1998        340       $2.07        1,120       $2.65    $3.16       140       $2.01        Put
February 1998                                                                560       $3.50        Call
March 1998           355       $2.07         930        $2.25    $2.75       155       $2.01        Put

         As of February 5, 1998, the Company had no commodity hedging contracts extending beyond March 1998. The Company has entered into basis swaps with respect to more than 50% of the indicated NYMEX hedged volume.

         These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with a floor transaction.
For option contracts, the Company has the option, but not the obligation, to buy contracts at the strike price up to the day before the last trading day for that NYMEX contract.

         The Company periodically enters into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to eliminate basis risk. Because substantially all of the Company's natural gas production is sold under spot contracts, that have historically correlated with the swap price, the Company believes that it has no material basis risk with respect to gas swaps that are not coupled with basis swaps.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director's Meetings and Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Documents Filed as a Part of this Report

1.   FINANCIAL STATEMENTS:

                                                                                                    PAGE
                                                                                               --------------
 Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-1
 Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . .          F-2
 Combined Balance Sheets as of December 31, 1996 and 1997  . . . . . . . . . . . . . . . .          F-3
 Combined Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997  .          F-4
 Combined Statement of Stockholders' Equity for the Period from December 31, 1994
    to December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-5
 Combined Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997  .          F-6
 Notes to Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .       F-7  - F-19
 Supplemental Information on Natural Gas and Oil Exploration, Development
    and Production Activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-19 - F-22
 Quarterly Financial Information (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .          F-23

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

   EXHIBITS                                               DESCRIPTION
   --------                                               -----------
       3.1    --  Restated  Certificate  of Incorporation  (filed as  Exhibit 3.1  to the  Company's Quarterly
                  Report on  Form 10-Q for the quarterly  period ended June 30, 1997  (File No. 001-11899) and incorporated by reference herein).
       3.2    --  Restated Bylaws  (filed as Exhibit  3.2 to the  Company's Quarterly Report on  Form 10-Q for
                  the quarterly period ended June 30, 1997 (File No. 001-11899)  and incorporated by reference herein).
       4.1    --  Specimen  Common Stock  Certificate   (filed as  Exhibit 4.1  to the  Company's Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
      10.1    --  Agreement for  Filing  Consolidated  Federal  Income  Tax  Returns  and  for  Allocation  of
                  Consolidated  Federal Income Tax Liabilities  and Benefits  dated September 1,  1994 between
                  The Brooklyn  Union  Gas  Company  and its  subsidiaries  (filed as  Exhibit  10.19  to  the
                  Company's Registration  Statement on  Form S-1 (Registration  No. 333-4437) and incorporated by reference herein).
      10.2 ** --  Employment  Agreement dated July 2, 1996  between The Houston Exploration  Company and James
                  G.  Floyd (filed  as  Exhibit  10.8 to  the  Company's  Registration Statement  on  Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).
      10.3 ** --  Employment Agreement dated July 2, 1996 between The Houston  Exploration Company and Randall
                  J.  Fleming (filed  as Exhibit  10.9 to  the Company's  Registration  Statement on  Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).
      10.4 ** --  Employment Agreement dated July 2, 1996 between  The Houston Exploration Company and  Thomas
                  W.  Powers (filed  as Exhibit  10.10 to  the Company's  Registration Statement  on  Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).
      10.5 ** --  Employment  Agreement dated July 2, 1996  between The Houston Exploration  Company and James
                  F. Westmoreland (filed as Exhibit 10.11 to the Company's Registration Statement  on Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).

   EXHIBITS                                               DESCRIPTION
   --------                                               -----------
      10.6 ** --  1996 Stock Option Plan  (filed as Exhibit 10.12  to the Company's Registration Statement  on
                  Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
      10.7    --  Registration  Rights Agreement  dated as  of July  2, 1996  between The  Houston Exploration
                  Company and  THEC Holdings  Corp.   (filed as  Exhibit 10.13  to the  Company's Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
      10.8    --  Asset Purchase Agreement  dated as of July  1, 1996 between The Houston  Exploration Company
                  and  Smith  Offshore  Exploration  Company    (filed  as  Exhibit  10.14  to  the  Company's
                  Registration  Statement  on  Form  S-1  (Registration  No.  333-4437)  and  incorporated  by reference herein).
      10.9    --  Registration Rights  Agreement between  The Houston Exploration Company  and Smith  Offshore
                  Exploration  Company (filed as Exhibit 10.15 to the Company's Registration Statement on Form
                  S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.10    --  Credit Agreement dated  as of July 2, 1996 among  The Houston Exploration Company  and Texas
                  Commerce Bank National Association,  as Agent, and the other Banks signatory  thereto (filed as Exhibit 10.16 to the Company's Registration Statement  on Form S-1 (Registration No. 333-
                  4437) and incorporated by reference herein).
   * 10.11    --  First  Amendment, dated  August  30,  1996,  to  the Credit  Agreement  among  The  Houston
                  Exploration  Company and Texas Commerce Bank  National Association, as Agent,  and the other
                  Banks signatory thereto.
     10.12    --  Second  Amendment,  dated  August  4,  1997,  to  the Credit  Agreement  among  The  Houston
                  Exploration  Company and Texas Commerce Bank  National Association, as Agent,  and the other
                  Banks signatory  thereto (filed as  Exhibit 10.1 to  the Company's Quarterly  Report on Form
                  10-Q for the quarterly period ended September  30, 1997 (File No. 001-11899)  and incorporated by reference herein).
     10.13    --  Purchase and  Sale Agreement  dated  as of  June  21, 1996,  among  The Houston  Exploration
                  Company,  TransTexas  Gas Corporation  and  TransTexas  Transmission  Corporation  (filed as
                  Exhibit 10.17  to the Company's Registration  Statement on Form  S-1 (Registration  No. 333-
                  4437) and incorporated by reference herein).
     10.14    --  Gas Exchange Agreement dated as  of July 2, 1996 between The Houston Exploration Company and
                  TransTexas  Gas Corporation (filed as  Exhibit 10.18 to the Company's Registration Statement
                  on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.15    --  Indemnification Agreement dated as  of September  25, 1996 between  The Houston  Exploration
                  Company  and THEC  Holdings Corp.  (filed as  Exhibit 10.20  to  the Company's  Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.16    --  Contribution  Agreement  dated  as of  February  26,  1996 between  The  Houston Exploration
                  Company  and Fuel  Resources Inc.  (filed as  Exhibit 10.21  to  the Company's  Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.17 ** --  Registration  Rights  Agreement  dated  as  of  September   25,  1996  between  The  Houston
                  Exploration  Company  and  James  G.  Floyd  (filed  as  Exhibit   10.22  to  the  Company's
                  Registration  Statement  on  Form  S-1  (Registration  No.  333-4437)  and  incorporated  by reference herein).
     10.18 ** --  Supplemental Executive  Pension Plan (filed  as Exhibit 10.23  to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.19 ** --  Deed of Trust, Assignment of Production, Security Agreement  and Financing Statement between
                  The Houston Exploration Company and James G. Floyd (filed as Exhibit 10.24 to  the Company's
                  Registration  Statement  on  Form  S-1  (Registration  No.  333-4437)  and  incorporated  by reference herein).
     10.20 ** --  Contribution Agreement between James G. Floyd and The Houston  Exploration Company (filed as
                  Exhibit 10.25  to the Company's  Registration Statement  on Form S-1  (Registration No. 333-
                  4437) and incorporated by reference herein).

     10.21 ** --  Employment Agreement, dated September 19, 1996, between The Houston Exploration  Company and
                  Charles W. Adcock (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1996 (File No. 001-11899) and incorporated by reference herein).

   EXHIBITS                                               DESCRIPTION
   --------                                               -----------
     10.22 ** --  Form of  Letter Agreement from  The Houston Exploration  Company to each  of James G. Floyd,
                  Randall  J.  Fleming,  Thomas  W.  Powers,  Charles  W. Adcock,  James  F.  Westmoreland and
                  Sammye L. Dees evidencing grants of Phantom Stock Rights effective as of December 16, 1996
                  (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996 (File No. 001-11899) and incorporated by reference herein).
     10.23 ** --  Purchase and Sale Agreement, dated  January 1, 1997, between The Houston Exploration Company and KeySpan Natural Fuel, LLC  (filed as Exhibit 10.1  to the Company's Quarterly  Report on
                  Form 10-Q for the quarterly period ended June 30, 1997 (File No. 001-11899) and incorporated by reference herein).
 *   10.24 ** --  Deferred Compensation Plan for Non-Employee Directors.
 *    21.1    --  Subsidiaries of the Company.
 *    23.1    --  Consent of Arthur Andersen LLP.
 *    27.1    --  Financial Data Schedule.

-------------

*        Filed herewith.
**       Management contract or compensation plan.


         (b)     Reports on Form 8-K:

                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE HOUSTON EXPLORATION COMPANY

                                  By:             /s/ James G. Floyd
                                      -----------------------------------------
                                                  James G. Floyd
Date: February 6, 1997                  President and Chief Executive Officer


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

         Signature                                          Title                                     Date
         ---------                                          -----                                     ----
/s/ JAMES G. FLOYD                         President, Chief Executive Officer                    February 6, 1997
----------------------------------         and Director (Principal Executive
         James G. Floyd                    Officer)


/s/ JAMES F. WESTMORELAND                  Vice President, Chief Accounting                      February 6, 1997
----------------------------------         Officer, Comptroller and Secretary
         James F. Westmoreland             (Principal Financial Officer and
                                           Principal Accounting Officer)


/s/ ROBERT B. CATELL                       Chairman of the Board of Directors                    February 6,1997
----------------------------------
         Robert B. Catell

/s/ GORDON F. AHALT                        Director                                              February 6, 1997
----------------------------------
         Gordon F. Ahalt

/s/ RUSSELL D. GORDY                       Director                                              February 6, 1997
----------------------------------
         Russell D. Gordy

/s/ CRAIG G. MATTHEWS                      Director                                              February 6, 1997
----------------------------------
         Craig G. Matthews

/s/ JAMES Q. RIORDAN                       Director                                              February 6, 1997
----------------------------------
         James Q. Riordan

/s/ LESTER H. SMITH                        Director                                              February 6, 1997
----------------------------------
         Lester H. Smith

/s/ DONALD  C. VAUGHN                      Director                                              February 6, 1997
---------------------------------
         Donald C. Vaughn


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

         Mcf.  One thousand cubic feet.

         Mcf/d.  One thousand cubic feet per day.

         Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Mcfe/d. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids per day.

         MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

         MMbtu.  One million Btus.

         MMMbtu.  One billion Btus.

         MMcf.  One million cubic feet.

         MMcf/d.  One million cubic feet per day.

         MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Combined Balance Sheets as of December 31, 1996 and 1997....  F-3
Combined Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-4
Combined Statement of Stockholders' Equity for the Years
  Ended December 31, 1995, 1996 and 1997....................  F-5
Combined Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Combined Financial Statements......................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying combined balance sheets of The Houston Exploration Company (a Delaware corporation and an indirect 65%-owned subsidiary of KeySpan Energy Corporation) as of December 31, 1996 and 1997, and the related combined statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Houston Exploration Company, as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

New York, New York
January 27, 1998

                        THE HOUSTON EXPLORATION COMPANY

                            COMBINED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                                 (IN THOUSANDS)
ASSETS:
Cash and cash equivalents...................................  $  2,851    $  4,745
Accounts receivable.........................................    35,845      37,898
Accounts receivable -- Brooklyn Union.......................        --       1,303
Inventories.................................................       992       1,265
Prepayments and other.......................................       924         645
                                                              --------    --------
          Total current assets..............................    40,612      45,856
Natural gas and oil properties, full cost method
  Unevaluated properties....................................    60,258     104,075
  Properties subject to amortization........................   468,062     566,868
Other property and equipment................................     7,308       9,341
                                                              --------    --------
                                                               535,628     680,284
Less: Accumulated depreciation, depletion and
  amortization..............................................  (176,504)   (236,546)
                                                              --------    --------
                                                               359,124     443,738
Other assets................................................     1,549       1,797
                                                              --------    --------
          TOTAL ASSETS......................................  $401,285    $491,391
                                                              ========    ========
LIABILITIES:
Accounts payable and accrued expenses.......................  $ 36,650    $ 42,432
Accounts payable -- Brooklyn Union..........................     1,010          --
Deferred stock obligation...................................        --       8,825
                                                              --------    --------
          Total current liabilities.........................    37,660      51,257
Long-term debt..............................................    65,000     113,000
Deferred federal income taxes...............................    56,475      70,741
Other deferred liabilities..................................     8,850         206
                                                              --------    --------
          TOTAL LIABILITIES.................................   167,985     235,204
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000 shares authorized and
     23,333
     shares issued and outstanding at December 31, 1996 and
      23,361
     shares issued and outstanding at December 31, 1997.....       233         234
  Additional paid-in capital................................   222,271     221,907
  Retained earnings.........................................    10,796      34,046
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................   233,300     256,187
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $401,285    $491,391
                                                              ========    ========

    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1995          1996          1997
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Natural gas and oil revenues..............................     $39,431       $64,864       $116,349
  Other.....................................................       1,778         1,040          1,297
                                                                 -------       -------       --------
          Total revenues....................................      41,209        65,904        117,646
OPERATING COSTS AND EXPENSES:
  Lease operating...........................................       5,005        10,800         14,146
  Severance tax.............................................         463         1,401          4,233
  Depreciation, depletion and amortization..................      21,969        33,732         59,081
  General and administrative, net...........................       3,486         6,249          5,825
  Nonrecurring charge.......................................      12,000            --             --
                                                                 -------       -------       --------
          Total operating expenses..........................      42,923        52,182         83,285
INCOME (LOSS) FROM OPERATIONS...............................      (1,714)       13,722         34,361
Interest expense, net.......................................       2,398         2,875            938
                                                                 -------       -------       --------
Net income (loss) before income taxes.......................      (4,112)       10,847         33,423
Provision (benefit) for federal income taxes................      (3,809)        2,205         10,173
                                                                 -------       -------       --------
NET INCOME (LOSS)...........................................     $  (303)      $ 8,642       $ 23,250
                                                                 =======       =======       ========
Net income (loss) per share.................................     $ (0.02)      $  0.49       $   1.00
                                                                 =======       =======       ========
Net income (loss) per share -- assuming dilution............     $ (0.02)      $  0.49       $   0.97
                                                                 =======       =======       ========
Weighted average shares outstanding.........................      15,295        17,532         23,337

    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              ADDITIONAL                  TOTAL
                                                     COMMON    PAID IN     RETAINED   STOCKHOLDERS'
                                                     STOCK     CAPITAL     EARNINGS      EQUITY
                                                                     (IN THOUSANDS)
Balance at December 31, 1994.......................   $153     $ 86,256    $ 2,457      $ 88,866
  Capital contributions from Brooklyn Union(1).....     --       14,673         --        14,673
  Net loss.........................................     --           --       (303)         (303)
                                                      ----     --------    -------      --------
Balance at December 31, 1995.......................   $153     $100,929    $ 2,154      $103,236
  Capital contributions from Brooklyn Union........     --        6,342         --         6,342
  8,037 shares of common stock at $15.50(2)........     80      115,000         --       115,080
  Net income.......................................     --           --      8,642         8,642
                                                      ----     --------    -------      --------
Balance at December 31, 1996.......................   $233     $222,271    $10,796      $233,300
  Other(3).........................................     --         (660)        --          (660)
  28 shares of common stock at $15.50(4)...........      1          296         --           297
  Net income.......................................     --           --     23,250        23,250
                                                      ----     --------    -------      --------
Balance at December 31, 1997.......................   $234     $221,907    $34,046      $256,187
                                                      ====     ========    =======      ========

---------------

(1) Includes $7.8 million related to the $12.0 million nonrecurring charge, net of the tax benefit of $4.2 million.

(2) See Note 3 -- Stockholders' Equity.

(3) Non-cash charge relating to the February 1996 Reorganization.

(4) See Note 4 -- Incentive Stock Option Plan.

    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1995         1996         1997
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss).......................................  $    (303)   $   8,642    $  23,250
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization..............     21,969       33,732       59,081
  Deferred income tax expense...........................      9,632       11,939       13,601
  Nonrecurring charge...................................     12,000           --           --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.........        977      (10,348)      (3,356)
     Decrease (increase) in inventories.................        333          217         (273)
     Decrease (increase) in prepayments and other.......        416          (29)         279
     Decrease (increase) in other assets and
       liabilities......................................        864          909          (62)
     Increase in accounts payable and accrued
       expenses.........................................      9,890        9,003        4,772
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............     55,778       54,065       97,292
INVESTING ACTIVITIES:
Investment in property and equipment....................    (70,249)    (154,125)    (145,055)
Dispositions and other..................................      1,316        1,819        1,360
                                                          ---------    ---------    ---------
Net cash used in investing activities...................    (68,933)    (152,306)    (143,695)
FINANCING ACTIVITIES:
Proceeds from long term borrowings......................      6,212       76,838       79,000
Repayments of long term borrowings......................         --      (83,700)     (31,000)
Proceeds from issuance of common stock, net of offering
  costs.................................................         --      101,014          297
Capital contributions from Brooklyn Union...............      6,873        6,342           --
                                                          ---------    ---------    ---------
Net cash provided by financing activities...............     13,085      100,494       48,297
Increase (decrease) in cash and cash equivalents........        (70)       2,253        1,894
Cash and cash equivalents, beginning of period..........        668          598        2,851
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of period................  $     598    $   2,851    $   4,745
                                                          =========    =========    =========
Cash paid for interest..................................  $   4,658    $   5,708    $   6,001
                                                          =========    =========    =========
Cash paid for taxes.....................................  $      --    $      --    $      --
                                                          =========    =========    =========

    The accompanying notes are an integral part of these combined financial statements.

                        THE HOUSTON EXPLORATION COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     The Houston Exploration Company ("Houston Exploration" or the "Company"), a Delaware corporation, was incorporated in December 1985 and began operations in January 1986 for the purpose of conducting certain natural gas and oil exploration and development activities for The Brooklyn Union Gas Company ("Brooklyn Union"). Effective September 29, 1997, Brooklyn Union became a wholly-owned subsidiary of KeySpan Energy Corporation, ("KeySpan"). Prior to the Company's initial public offering in September 1996 (the "IPO"), the Company was an indirect wholly-owned subsidiary of Brooklyn Union. Subsequent to the IPO, Brooklyn Union holds 65% of the Company's outstanding common stock. The Company's operations focus on the exploration, development and acquisition of domestic natural gas and oil properties offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin, East Texas and West Virginia.

     Effective February 29, 1996 Brooklyn Union implemented a reorganization of its exploration and production assets and liabilities by transferring to Houston Exploration certain onshore producing properties and acreage formerly owned by Fuel Resources Inc. ("FRI"), another subsidiary of Brooklyn Union. These combined financial statements have been prepared giving effect to the transfer of these assets and liabilities from the time of the acquisition of such assets and liabilities by Brooklyn Union. The transfer of assets and liabilities has been accounted for at historical cost as a reorganization of companies under common control in a manner similar to a pooling-of-interests and the 1995 financial statements reflect the combined historical results of Houston Exploration and the assets and liabilities transferred by Brooklyn Union.

  Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and is designed to improve the EPS information provided in the financial statements by simplifying the existing computation. Primary EPS has been replaced with Basic EPS which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Fully diluted EPS is now called Diluted EPS and assumes the conversion of all potentially dilutive securities. The Company adopted SFAS No. 128 in its December 31, 1997 financial statements and has presented Diluted EPS for the years 1996 and 1995 which were previously not required as the dilutive effect of options and contingent shares was less than 3%. As of December 31, 1997, the Company had 2,333,276 options authorized, of which 1,640,098 were outstanding, and had an estimated 521,509 contingent shares of common stock payable to Soxco pursuant to the accrued minimum purchase price of $8.8 million (see Note 12 -- Acquisitions).

                        THE HOUSTON EXPLORATION COMPANY

     Under the requirements of SFAS No. 128, the Company's EPS are as follows:

                                                                  1995          1996          1997
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...........................................      $  (303)      $ 8,642       $23,250
Denominator:
Weighted average shares outstanding.........................       15,295        17,532        23,337
Add: dilutive securities
  Options...................................................           --            27           153
  Contingent shares.........................................           --           128           538
                                                                  -------       -------       -------
Total weighted average shares outstanding and dilutive
  securities................................................       15,295        17,687        24,028
                                                                  =======       =======       =======
Net income (loss) per share.................................      $ (0.02)      $  0.49       $  1.00
Net income (loss) per share -- assuming dilution............      $ (0.02)      $  0.49       $  0.97

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

  Natural Gas and Oil Properties

     Natural gas and oil properties are accounted for using the full cost method of accounting. Under this method of accounting, all costs identified with acquisition, exploration and development of natural gas and oil properties, including leasehold acquisition costs, geological and geophysical costs, dry hole costs, tangible and intangible drilling costs, interest and the general and administrative overhead directly associated with these activities are capitalized as incurred. The Company computes the provision for depreciation, depletion and amortization of natural gas and oil properties on a quarterly basis using the unit-of-production method. The quarterly provision is calculated by multiplying the natural gas and oil production each quarter by a depletion rate determined by dividing the total unamortized cost of natural gas and oil properties (including estimates of the costs of future development and property abandonment and excluding the cost of significant investments in unproved and unevaluated properties) by net equivalent proved reserves at the beginning of the quarter. Natural gas and oil reserve quantities represent estimates only. Actual future production may be materially different from estimated reserve quantities and such differences could materially affect future amortization of natural gas and oil properties. The Company believes that unevaluated properties at December 31, 1997 will be fully evaluated within five years.

     Proceeds from the dispositions of natural gas and oil properties are recorded as reductions of capitalized costs, with no gain or loss recognized, unless such adjustments significantly alter the relationship of unamortized capitalized costs and total proved reserves.

     The Company limits the capitalized costs of natural gas and oil properties, net of accumulated depreciation, depletion and amortization and related deferred taxes to the estimated future net cash flows from proved natural gas and oil reserves discounted at ten percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the "full cost ceiling"). A current period charge to operating income is required to the extent that capitalized costs plus certain estimated costs for future property

                        THE HOUSTON EXPLORATION COMPANY
development, plugging, abandonment and site restorations, net of related accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the full cost ceiling.

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

     Prior to September 30, 1996, the Company was included in the consolidated federal income tax return of Brooklyn Union. Under the Company's tax sharing agreement with Brooklyn Union, the Company received or paid to Brooklyn Union an amount equal to the reduction or increase in the currently payable federal income taxes for Brooklyn Union resulting from the inclusion of the Company's taxable income or loss in the consolidated Brooklyn Union return, whether or not such amounts could be utilized on a separate return basis. For periods subsequent to September 1996, the Company is no longer included in the consolidated federal income tax return of Brooklyn Union and therefore calculates taxes on a separate return basis.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist primarily of tubular goods used in the Company's operations and are stated at the lower of cost or market value.

  General and Administrative Costs and Expenses

     The Company receives reimbursement for administrative and overhead expenses incurred on behalf of other working interest owners of properties operated by the Company. These reimbursements totaling $1.2 million, $1.0 million and $0.9 million for the years ended December 31, 1995, 1996 and 1997, respectively, were allocated as reductions to general and administrative expenses. The capitalized general and administrative costs directly related to the Company's acquisition, exploration and development activities, during 1995, 1996 and 1997, aggregated $4.1 million, $5.3 million and $7.2 million, respectively.

  Capitalization of Interest

     The Company capitalizes interest related to its unevaluated natural gas and oil properties and certain properties under development which are not currently being amortized. For the years ended December 31, 1995, 1996 and 1997 interest costs of $2.9 million, $3.5 million and $5.9 million, respectively, were capitalized.

                        THE HOUSTON EXPLORATION COMPANY

  Gas Imbalances

     The Company utilizes the entitlements method to account for its gas imbalances. Under this method, income is recorded based on the Company's net revenue interest in production or nominated deliveries. Net deliveries in excess of these amounts are recorded as liabilities, while net under deliveries are reflected as assets. Production imbalances are valued using current market prices. Production imbalances were not material as of December 31, 1996 and 1997.

  Hedging

     The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production in order to achieve a more predictable cash flow and to reduce its exposure to adverse price fluctuations. These instruments include swaps, costless collars and options, and are usually placed with major financial institutions that the Company believes are minimal credit risks. The Company's hedging strategies meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("SFAS 80"). Accordingly, gains and losses are recognized when the underlying transaction is completed, at which time these gains and losses are included in earnings as a component of natural gas revenues in accordance with a hedged transaction. Natural gas revenues were increased by $5.6 million in 1995, and were reduced by $11.1 million and $9.9 million during 1996 and 1997, relative to these contracts. See Note 8 -- Financial Instruments.

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

  New Accounting Pronouncements

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for years beginning after December 15, 1995. This statement encourages, but does not require companies to record compensation expense for stockbased compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation expense is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the price at which the option was granted. Compensation expense for phantom stock rights is recorded annually based on the quoted market price of the Company's stock at the end of the period. See Note 4 -- Incentive Stock Option Plans.

                        THE HOUSTON EXPLORATION COMPANY

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which consolidates the existing requirements to disclose certain information about an entity's capital structure, for both public and nonpublic entities. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Also issued in June of 1997 was SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which specifies and revises guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company has adopted the provisions of SFAS Nos. 129, 130 and 131 in its 1997 financial statements. The adoption of SFAS Nos. 129, 130 and 131 did not have an effect on results of operations or the calculation of net income.

NOTE 2 -- LONG-TERM DEBT

     Credit Facility. On July 2, 1996, the Company entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides an aggregate commitment of $150 million, subject to borrowing base limitations, of which $130 million was the available borrowing base at December 31, 1997. In addition, up to $5 million of the Credit Facility is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on July 1, 2000 and is unsecured. At December 31, 1997, $113 million was outstanding under the Credit Facility and $1.6 million was outstanding in letter of credit obligations.

     Interest is payable on borrowings under the Credit Facility, at the Company's option, at an alternate base rate of the greater of the Federal Funds rate plus 0.5% or Chase's prime rate or at a margin of 0.375% to 1.125% above a quoted LIBOR rate. Interest is payable at calendar quarters on base rate loans and at maturity on LIBOR loans. In addition, a commitment fee of: (i) between 0.20% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and (ii) 33% of the fee in (i) above on the difference between the lower of the Facility Amount or the Borrowing Base and the Designated Borrowing Base. The weighted average interest rate was 6.9%, 6.25% and 6.9%, respectively, for the years ended December 31, 1995, 1996 and 1997.

     The Credit Facility, as amended, contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of
2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and (ii) a total debt to capitalization ratio of less than 60%. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of December 31, 1997, the Company was in compliance with all such covenants.

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

     Concurrently with the completion of the IPO, the Company's President exchanged certain of his after program-payout working interests valued at $2.3 million for 145,161 shares of common stock. In addition, concurrently with the completion of the IPO, the Company issued 762,387 shares of common stock valued at $11.8 million to Soxco in connection with the Soxco Acquisition. See Note
12 -- Acquisitions.

                        THE HOUSTON EXPLORATION COMPANY

NOTE 4 -- INCENTIVE STOCK OPTION PLANS

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

  1996 Incentive Plan

     At the completion of the IPO, the Company adopted the 1996 Stock Option Plan (the "1996 Incentive Plan"), which allows the Company to grant options not to exceed 10% of the shares of the Company's common stock outstanding from time to time. On September 20, 1996, the Company authorized 2,333,276 options and subsequently granted 1,697,238 options. The options granted under the 1996 Incentive Plan expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date. During 1997, employees of the Company exercised 28,140 options at a weighted average price of $15.50. As of December 31, 1997, 266,188 options were vested and exercisable. No options were exercisable at December 31, 1996.

     During 1997, the 1996 Incentive Plan was amended to allow option grants to non-employee directors of the Company. Options granted to non-employee directors vest on the date of grant. During 1997 the Company granted 49,000 options to non-employee directors at a grant price of $20.813.

     Under the 1996 Incentive Plan, 1,048,770 of the options granted are incentive stock options ("ISOs") and the balance, 648,468 are nonqualified stock options ("NQSOs"). Common stock issued through the exercise of nonqualified options will result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. Generally, the Company will not receive an income tax deduction for ISOs.

     The following is a summary of option activity during the years ended December 31, 1995, 1996 and 1997:

                                                    YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------
                                       1995                  1996                   1997
                                 -----------------    -------------------    -------------------
                                 SHARES     PRICE*     SHARES      PRICE*     SHARES      PRICE*
Options at beginning of
  year.......................    247,000    $11.22      247,000    $11.22    1,239,638    $15.53
  Granted....................         --              1,239,638     15.53      457,600     19.68
  Exercised..................         --                     --                (28,140)    15.50
  Forfeited..................         --                     --                (29,000)    15.50
  Canceled...................         --               (247,000)    11.22           --
                                 -------              ---------              ---------
Outstanding at end of year...    247,000    $11.22    1,239,638    $15.53    1,640,098    $16.69
                                 -------              ---------              ---------
Exercisable at end of year...    247,000    $11.22           --                266,188
Options available for
  grant......................         --              1,093,638                665,038
Weighted average fair value
  of options granted.........                         $    7.17              $    7.60

---------------

* Weighted average exercise price for the year.

                        THE HOUSTON EXPLORATION COMPANY

  Phantom Stock Rights

     On December 16, 1996, the Company granted key employees of Houston Exploration 176,470 phantom stock rights ("PSRs") that give the holder the right to receive a cash payment determined by reference to the fair market value of one share of the Company's common stock. Twenty percent (20%) of the PSRs are payable on December 16th of each of the years 1997 through 2001. On each date on which a PSR is payable, the holder will receive a cash payment equal to (i) the average of the closing prices per share of the Company's common stock for the five trading days immediately preceding such payment date multiplied by (ii) the number of PSRs payable on such date. During 1997, the Company made payments of $0.8 million for the vested portion of PSRs.

     Effective October 1, 1997, the Company adopted an incentive compensation plan for non-employee, non-affiliated directors under which they may defer current compensation in the form of phantom stock rights that are tied to the market price of the Common Stock on the date services are performed. Phantom stock rights are exchanged for a cash distribution upon retirement.

  Fair Value of Employee Stock-Based Compensation

     The Company accounts for the Incentive Stock Plans using the intrinsic value method prescribed under APB No. 25 and accordingly no compensation expense has been recognized for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on the Company's net income and earnings per share for the years ended December 31, 1995, 1996 and 1997:

                                                        1995          1996          1997
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) -- as reported....................    $ (303)       $8,642        $23,250
Net income (loss) -- pro forma......................      (303)        8,268         21,499
Net income (loss) per share -- as reported..........    $(0.02)       $ 0.49        $  1.00
Net income (loss) per share -- pro forma............     (0.02)         0.47           0.92
Net income (loss) per share -- pro forma -- assuming
  dilution..........................................     (0.02)         0.47           0.89

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1997: (i) risk-free interest rate of 6.66% in 1996 and 6.30% in 1997; (ii) expected lives of 5 years; (iii) expected dividends of zero; and (iv) expected volatility of 41%.

NOTE 5 -- INCOME TAXES

     The components of the federal income tax provision (benefit) are:

                                                         1995       1996       1997
                                                               (IN THOUSANDS)
Current..............................................  $(13,441)   $(9,734)   $(3,428)
Deferred.............................................     9,632     11,939     13,601
                                                       --------    -------    -------
          Total......................................  $ (3,809)   $ 2,205    $10,173
                                                       ========    =======    =======

     The credit in the current provision for 1997 includes (i) proceeds of $1.2 million received in connection with the sale of Section 29 tax credits to Brooklyn Union during the first quarter of 1997 (see Note 6 --

                        THE HOUSTON EXPLORATION COMPANY

Related Party Transactions) and (ii) an adjustment to the 1996 tax return. Amounts received from Brooklyn Union pursuant to the previous tax-sharing agreement were $14.6 million and $13.7 million in 1995 and 1996, respectively. No amounts were received in 1997, as effective September 30, 1996, the Company became a stand alone tax entity and is no longer consolidated with Brooklyn Union.

     The following is a reconciliation of statutory federal income tax expense (benefit) to the Company's income tax provision:

                                                         1995       1996       1997
                                                               (IN THOUSANDS)
Income (loss) before income taxes.....................  $(4,112)   $10,847    $33,423
Statutory rate........................................       35%        35%        35%
Income tax expense (benefit) computed at statutory
  rate................................................   (1,439)     3,796     11,698
Reconciling items:
     Section 29 tax credits...........................   (1,985)    (1,401)    (1,200)
     Percentage depletion.............................     (231)       (33)       (14)
     Other............................................     (154)      (157)      (311)
                                                        -------    -------    -------
Tax expense (benefit).................................  $(3,809)   $ 2,205    $10,173
                                                        =======    =======    =======

  Deferred Income Taxes

     The components of deferred tax assets and liabilities pursuant to SFAS No. 109 for the years ended December 31, 1996 and 1997 primarily represent temporary differences related to natural gas and oil properties.

NOTE 6 -- RELATED PARTY TRANSACTIONS

  Sale of Section 29 Tax Credits

     Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under
Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and
(iii) will receive a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company will manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. At December 31, 1997, the balance sheet effect of this transaction was a $1.4 million reduction to the full cost pool for the down payment. The income statement effect for the year ended December 31, 1997 was a reduction to income tax expense of $1.2 million, representing benefits received from the Section 29 tax credits.

  General and Administrative Expense

     The Company reimburses Brooklyn Union for certain general and administrative costs. During the years ended December 31, 1995, 1996 and 1997, the Company paid Brooklyn Union $0.7 million, $0.6 million and $0.1 million in general and administrative reimbursements.

                        THE HOUSTON EXPLORATION COMPANY

  Gas Sales

     In 1992, the Company entered into a term supply agreement with BRING Gas Services Corp. ("BRING"), an affiliate of Brooklyn Union, at that time. As of April 1, 1995, this contract was superseded when the Company entered into a term supply agreement with PennUnion Energy Services, L.L.C. ("PennUnion"), successor to BRING, and an affiliate of Brooklyn Union. This contract was terminated in October 1996 with Brooklyn Union's sale of its interest in PennUnion. Under the terms of the agreement, the Company agreed to sell and PennUnion agreed to buy a substantial portion of the Company's production at index-related prices. The agreement contained provisions for both the commitment of gas reserves subsequently developed or acquired by the Company and the release of gas reserves sold, traded or exchanged to third parties.

     For the years ended December 31, 1995 and 1996 the Company had natural gas sales of $18.9 million and $26.7 million, respectively, to PennUnion.

  Employment Contracts

     Prior to the IPO the Company maintained an employment agreement with its President and Chief Executive Officer which provided him with the option to participate in up to a 5% working interest in certain prospects of the Company. During 1995 and 1996, affiliates of the Company's President obtained a 5% working interest in 144 wells (which includes 142 Charco wells) operated by the Company pursuant to such agreement. In addition, during 1995, 1996 and 1997, affiliates of the Company's President paid $0.7 million, $1.4 million and $3.3 million, respectively, in expenses attributable to working interests owned in properties operated by the Company, and received $0.9 million, $1.6 million and $3.9 million, respectively, in distributions attributable to such working interests. See Note 12 -- Acquisitions.

     The employment agreement also provided for the assignment to the President of a 2% net profits interest in all prospects of the Company and a 6.75% after program-payout working interest. In addition, the employment agreement provided for the assignment to certain key employees designated by the President of an overriding royalty interest equivalent in the aggregate to a four percent net revenue interest in certain properties acquired by the Company. Assignments were made in two wells during 1995; no assignments were made in 1996 or 1997. Upon completion of the IPO, the President's employment agreement was terminated and replaced with a new employment agreement, which does not provide the President with the option to participate in prospects of the Company or to receive or grant assignments or after program-payout working interests. In addition to the Company's President, certain other key employees of the Company entered into employment agreements upon completion of the IPO.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

  401(k) Profit Sharing Plan

     The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") for its employees. Under the 401(k) Plan, eligible employees may elect to have the Company contribute on their behalf up to 10% of their base compensation (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended) on a before tax basis. The Company makes a matching contribution of $0.50 for each $1.00 of employee deferral, not to exceed 5% of an employee's base compensation, subject to limitations imposed by the Internal Revenue Service. The amounts contributed under the 401(k) Plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. An employee's salary deferral contributions under the 401(k) Plan are 100% vested. The Company's matching contributions vest at the rate of 20% per year of service. Participants are entitled to payment of their vested account balances upon termination of employment. For the years ended December 31, 1995, 1996 and 1997, Company contributions to the 401(k) Plan were $157,000, $158,000 and $210,000, respectively.

                        THE HOUSTON EXPLORATION COMPANY

  Supplemental Executive Plan

     Effective immediately prior to the IPO, the Company adopted an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP") for the benefit of James G. Floyd, the Company's President and Chief Executive Officer. The SERP provides that, if the executive remains with the Company until age 65, upon his retirement on or after age 65, the executive will be paid $100,000 per year for life. If, after retirement, the executive predeceases his spouse, 50% of the executive's SERP benefit will continue to be paid to the executive's surviving spouse for her life. During 1997 the Company accrued $123,000 related to the SERP and in 1996 no amounts were accrued as required accruals were de minimus.

NOTE 8 -- FINANCIAL INSTRUMENTS

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                            1996                      1997
                                                   ----------------------    ----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                    (IN THOUSANDS)
Cash and cash equivalents........................  $ 2,851      $  2,851     $  4,745        4,745
Long-term debt...................................   65,000        65,000      113,000      113,000
Derivative transactions:
  Interest rate swap agreements:
     In a payable position.......................       --          (171)          --         (169)
Commodity price and basis swaps:
  In a payable position..........................       --       (30,286)          --         (516)

  Cash and Cash Equivalents

     The carrying amount approximates fair value due to the short maturity of these instruments.

  Long-Term Debt

     The carrying amount of borrowings outstanding under the Credit Facility approximates fair value as the interest rate is tied to current market rates.

DERIVATIVE TRANSACTIONS

  Interest Rate Swap Agreements

     The fair values are obtained from the financial institutions that are counterparties to the transactions. These values represent the estimated amount the Company would pay or receive to terminate the agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company's interest rate swap agreements are off balance sheet transactions and, accordingly, no respective carrying amounts for these transactions are included in the accompanying combined balance sheets at December 31, 1997. At December 31, 1997, the Company had two interest rate swap agreements to exchange an aggregate notional principal of $80.0 million over various periods from November 1996 through November 1999 at rates between 5.805% and 6.025%.

  Commodity Related Transactions

     The Company uses derivative financial instruments for non-trading purposes as a hedging strategy to reduce the impact of market volatility and to ensure cash flows. Gains and losses on these hedging transactions are recorded when the related natural gas has been produced or delivered. While derivative financial

                        THE HOUSTON EXPLORATION COMPANY
instruments are intended to reduce the Company's exposure to declines in the market price of natural gas, the derivative financial instruments may limit the Company's gain from increases in the market price.

     The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. The correlation of indices and prices is regularly evaluated to ensure that the instruments continue to be effective hedges. In the event that correlation falls below allowable levels, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation was lost. In December of 1995, the Company recognized a pretax loss of $0.7 million due to the loss of correlation of the New York Mercantile Exchange ("NYMEX") futures market for natural gas with the market price for natural gas in certain parts of the country. The Company's hedges in place at December 31, 1996 or 1997 did not experience loss of market correlation.

  Commodity Price Swaps

     Price swap agreements call for one party to make monthly payments to (or receive from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contract. The fair value is the estimated amount the Company would receive or pay to terminate swap agreements at year-end, taking into account the difference between NYMEX natural gas prices or index prices at year-end and fixed swap prices. NYMEX natural gas price closed at $3.61 per MMbtu and $2.68 per MMbtu at December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997, the Company had fixed-price swap agreements and basis swap agreements to exchange a total notional volume of 23,278 MMbtu and 5,410 MMbtu, respectively, of natural gas over the period January 1996 through March 1998. The Company has no hedges in place past March 1998.

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

NOTE 9 -- SALES TO MAJOR CUSTOMERS

     As is the nature of the exploration, development and production business, production is normally sold to relatively few customers. However, alternate buyers are available to replace the loss of any of the Company's major customers. For year ended December 31, 1995, PennUnion was the only customer for which natural gas sales exceeded 10% of total revenues and during 1995 sales to PennUnion comprised 46% of total revenues. For the year ended December 31, 1996, the Company sold natural gas production representing more than 10% of its total revenues to PennUnion (40%) and H&N Gas Ltd. (27%). For the year ended December 31, 1997, the Company's only customer to whom sales of natural gas production represented more than 10% of its total revenues was H&N Gas Ltd. (38%). The Company believes that prices at which it sold gas to PennUnion were similar to those it would be able to obtain in the open market. The Company also believes that the loss of H&N Gas Ltd. as a purchaser would not have a material adverse effect on the Company's operations. See Note 6 -- Related Party Transactions.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

  Litigation

     The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

                        THE HOUSTON EXPLORATION COMPANY

  Leases

     The Company has entered into certain noncancelable operating lease agreements relative to office space and equipment with various expiration dates through 2002. Minimum rental commitments under the terms of the leases are as follows:

                                                 MINIMUM                  NET MINIMUM
                                                 RENTAL      SUBLEASE       RENTAL
                                               COMMITMENTS    RENTALS     COMMITMENTS
                                                           (IN THOUSANDS)
1998..........................................    $743         $(246)        $497
1999..........................................     750          (250)         500
2000..........................................     753          (252)         501
2001..........................................     513           (84)         429
2002..........................................     460            --          460
Thereafter....................................    $877         $  --         $877

     Net rental expense related to these leases was $0.3 million for each of the years ended December 31, 1997, 1996 and 1995.

NOTE 11 -- NONRECURRING CHARGE

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

NOTE 12 -- ACQUISITIONS

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

     The Company loaned Mr. Floyd the $3.1 million purchase price for his purchase of a 5% working interest in the properties purchased by the Company in the TransTexas Acquisition. In addition, the Company has agreed to loan Mr. Floyd, on a revolving basis, the amounts required to fund the expenses attributable to Mr. Floyd's working interest. Mr. Floyd is required to repay amounts owed under the loan in the amount of 65% of all distributions received by Mr. Floyd in respect of such working interest, as distributions are received. Amounts outstanding under such loan bear interest at an interest rate equal to the Company's cost of borrowing under the Credit Facility. Mr. Floyd's obligations under the agreement are secured by a pledge of his working interest in, and the production from, such properties. As of December 31, 1997, the outstanding balance owed by Mr. Floyd under the agreement was $3.7 million and the loan will mature on July 2, 2006.

                        THE HOUSTON EXPLORATION COMPANY

  Soxco

     On September 25, 1996, the Company acquired substantially all of the natural gas and oil properties and related assets (the "Soxco Acquisition") of Smith Offshore Exploration Company ("Soxco"). The natural gas and oil properties acquired in the Soxco Acquisition consisted solely of working interests in properties located in the Gulf of Mexico that are operated by the Company or in which the Company also has a working interest. Pursuant to the Soxco Acquisition, the Company paid Soxco cash in the aggregate amount of $20.3 million (net of $3.4 million for certain purchase price adjustments), and issued to Soxco 762,387 shares of common stock with an aggregate value (determined by reference to the IPO price) of $11.8 million. The cash portion of the purchase price was funded with the proceeds of the IPO. In addition to the foregoing, the Company will pay Soxco a deferred purchase price of up to $17.6 million effective January 31, 1998. The amount of the deferred purchase price will be determined by the probable reserves of Soxco as of December 31, 1995 (approximately 17.6 Bcfe) that are produced prior to or classified as proved as of December 31, 1996 and December 31, 1997, respectively, provided that Soxco is entitled to receive a minimum deferred purchase price of approximately $8.8 million. The amounts so determined will be paid in shares of common stock based on the fair market value of such stock at the time of issuance. At December 31, 1997, the Company believes it is probable that only the minimum payment will be required and as a result, $8.8 million has been accrued and reflected in current liabilities.

  Pending Acquisition

     On January 12, 1998, the Company entered into a non-binding letter of intent with respect to the acquisition of natural gas and oil properties located onshore in South Louisiana, representing 45 Bcfe of net proved reserves (the "South Louisiana Acquisition"). The average net production in December 1997 attributable to such properties was approximately 14 Mmcfe per day, net to the Company's interest. The non-binding letter of intent provides for the Company to pay $60 million for the properties to be acquired. The estimated purchase price of $60 million is less than 10% of the Company's total assets and income generated from these properties for the year ended December 31, 1997 was estimated to be less than 20% of the Company's income from operations.

NOTE 13 -- SUPPLEMENTAL INFORMATION ON NATURAL GAS AND OIL EXPLORATION,
           DEVELOPMENT AND PRODUCTION ACTIVITIES

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

  Capitalized Costs of Natural Gas and Oil Properties

     As of December 31, 1995, 1996 and 1997, the Company's capitalized costs of natural gas and oil properties are as follows:

                                                      1995             1996          1997
                                                                  (IN THOUSANDS)
Unevaluated properties, not amortized..........    $  42,286        $  60,258      $ 104,075
Properties subject to amortization.............      309,378          468,062        566,868
                                                   ---------        ---------      ---------
Capitalized costs..............................      351,664          528,320        670,943
Accumulated depreciation, depletion and
  amortization.................................     (137,769)        (171,258)      (229,776)
                                                   ---------        ---------      ---------
          Net capitalized costs................    $ 213,895        $ 357,062      $ 441,167
                                                   =========        =========      =========

                        THE HOUSTON EXPLORATION COMPANY

     The following is a summary of the costs (in thousands) which are excluded from the amortization calculation as of December 31, 1997, by year of acquisition. The Company is not able to accurately predict when these costs will be included in the amortization base; however, the Company believes that unevaluated properties at December 31, 1997 will be fully evaluated within five years.


1997......................................................  $ 46,546
1996......................................................    33,168
1995......................................................    13,097
Prior.....................................................    11,264
                                                            --------
                                                            $104,075
                                                            ========

     Costs incurred for natural gas and oil exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 1995, 1996 and 1997 include interest expense, general and administrative costs related to acquisition, exploration and development of natural gas and oil properties, of $7.0 million, $8.8 million and $13.1 million, respectively.

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                          1995             1996          1997
                                                                      (IN THOUSANDS)
Property acquisition:
  Unevaluated(1)...................................     $ 9,902             $ 23,317   $ 16,613
  Proved...........................................      11,137               94,774     24,007
Exploration costs..................................       7,224               27,398     44,119
Development costs..................................      41,163               31,243     59,244
                                                        -------             --------   --------
          Total costs incurred.....................     $69,426             $176,732   $143,983
                                                        =======             ========   ========

---------------

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

                        THE HOUSTON EXPLORATION COMPANY

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

     The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

                                                           AS OF DECEMBER 31,
                                                   -----------------------------------
                                                     1995         1996         1997
                                                             (IN THOUSANDS)
Future cash inflows..............................  $418,822    $1,117,058    $ 781,336
Future production costs..........................   (66,458)     (153,452)    (135,437)
Future development costs.........................   (24,803)      (67,966)     (84,658)
Future income taxes..............................   (74,933)     (230,316)    (124,510)
                                                   --------    ----------    ---------
Future net cash flows............................   252,628       665,324      436,731
10% annual discount for estimated timing of cash
  flows..........................................   (81,169)     (212,742)    (121,351)
                                                   --------    ----------    ---------
Standardized measure of discounted future net
  cash flows.....................................  $171,459    $  452,582    $ 315,380
                                                   ========    ==========    =========

     Future cash inflows include the effect of hedges in place at year end December 31, 1995, 1996 and 1997. At December 31, 1995, 1996, and 1997 the
effect of the hedges in place is a reduction to future cash inflows of $4.4 million, $28.7 million and $0.5 million, respectively.

                        THE HOUSTON EXPLORATION COMPANY

     The following table summarizes changes in the standardized measure of discounted future net cash flows:

                                                           AS OF DECEMBER 31,
                                                    ---------------------------------
                                                      1995        1996        1997
                                                             (IN THOUSANDS)
Beginning of the year.............................  $118,434    $171,459    $ 452,582
Revisions to previous estimates:
  Changes in prices and costs.....................    35,497     145,385     (223,169)
  Changes in quantities...........................    11,306     (19,132)     (23,156)
  Changes in future development costs.............       531     (14,068)     (20,499)
Development costs incurred during the period......     8,074      19,594       16,154
Extensions and discoveries, net of related
  costs...........................................    51,061      46,616      114,893
Sales of natural gas and oil, net of production
  costs...........................................   (34,843)    (52,663)     (97,968)
Accretion of discount.............................    12,815      20,652       57,700
Net change in income taxes........................   (24,720)    (89,353)      62,733
Purchase of reserves in place.....................    11,189     251,713        2,463
Sale of reserves in place.........................       (19)       (723)        (608)
Production timing and other.......................   (17,866)    (26,898)     (25,745)
                                                    --------    --------    ---------
End of year.......................................  $171,459    $452,582    $ 315,380
                                                    ========    ========    =========

ESTIMATED NET QUANTITIES OF NATURAL GAS AND OIL RESERVES (UNAUDITED)

     The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves (all within the United States) at the end of each of the three years in the period ended December 31, 1995, 1996 and 1997.

                                        NATURAL GAS             CRUDE OIL AND CONDENSATE
                                          (MMCF)                         (MBBLS)
                               -----------------------------    -------------------------
                                1995       1996       1997      1995      1996      1997
Proved developed and
  undeveloped reserves:....    145,945    195,946    320,474      636       889     1,131
  Revisions of previous
     estimates.............     15,702     (8,665)   (18,743)      51      (157)      (62)
  Extensions and
     discoveries...........     45,014     21,445     75,651      254       198       184
  Production...............    (21,077)   (31,215)   (50,310)    (100)     (118)     (171)
  Purchase of reserves
     in place..............     10,367    143,688      3,778       48       361         1
  Sales of reserves in
     place.................         (5)      (725)      (249)      --       (42)       (6)
                               -------    -------    -------     ----     -----     -----
End of year................    195,946    320,474    330,601      889     1,131     1,077
                               =======    =======    =======     ====     =====     =====
Proved developed reserves:
  Beginning of year........    104,678    162,784    236,544      328       774     1,013
  End of year..............    162,784    236,544    256,632      774     1,013       914

                        THE HOUSTON EXPLORATION COMPANY

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected unaudited quarterly data is shown below:

                                                1ST        2ND        3RD        4TH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Total revenues..........................    $10,213    $11,574    $19,171    $24,946
  Income from operations..................      1,219      2,661      2,740      7,102
  Net income (loss).......................        976      1,813      1,267      4,586
  Net income per share(1).................    $  0.06    $  0.12    $  0.08    $  0.20
  Net income per share -- assuming
     dilution.............................    $  0.06    $  0.12    $  0.08    $  0.19
1997
  Total revenues..........................    $25,328    $22,220    $29,312    $40,786
  Income from operations..................      8,287      4,337      8,065     13,672
  Net income..............................      5,693      3,442      5,525      8,590
  Net income per share....................    $  0.24    $  0.15    $  0.24    $  0.37
  Net income per share -- assuming
     dilution.............................    $  0.24    $  0.14    $  0.23    $  0.35

---------------

(1) Quarterly earnings per share are based on the weighted average number of shares outstanding during the quarter. Because of the increase in the number of shares outstanding during the third quarter of 1996, the sum of quarterly earnings per share do not equal earnings per share for the year.

                              INDEX TO EXHIBITS


   EXHIBITS                                               DESCRIPTION
   --------                                               -----------
       3.1    --  Restated  Certificate  of Incorporation  (filed as  Exhibit 3.1  to the  Company's Quarterly
                  Report on  Form 10-Q for the quarterly  period ended June 30, 1997  (File No. 001-11899) and incorporated by reference herein).
       3.2    --  Restated Bylaws  (filed as Exhibit  3.2 to the  Company's Quarterly Report on  Form 10-Q for
                  the quarterly period ended June 30, 1997 (File No. 001-11899)  and incorporated by reference herein).
       4.1    --  Specimen  Common Stock  Certificate   (filed as  Exhibit 4.1  to the  Company's Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
      10.1    --  Agreement for  Filing  Consolidated  Federal  Income  Tax  Returns  and  for  Allocation  of
                  Consolidated  Federal Income Tax Liabilities  and Benefits  dated September 1,  1994 between
                  The Brooklyn  Union  Gas  Company  and its  subsidiaries  (filed as  Exhibit  10.19  to  the
                  Company's Registration  Statement on  Form S-1 (Registration  No. 333-4437) and incorporated by reference herein).
      10.2 ** --  Employment  Agreement dated July 2, 1996  between The Houston Exploration  Company and James
                  G.  Floyd (filed  as  Exhibit  10.8 to  the  Company's  Registration Statement  on  Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).
      10.3 ** --  Employment Agreement dated July 2, 1996 between The Houston  Exploration Company and Randall
                  J.  Fleming (filed  as Exhibit  10.9 to  the Company's  Registration  Statement on  Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).
      10.4 ** --  Employment Agreement dated July 2, 1996 between  The Houston Exploration Company and  Thomas
                  W.  Powers (filed  as Exhibit  10.10 to  the Company's  Registration Statement  on  Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).
      10.5 ** --  Employment  Agreement dated July 2, 1996  between The Houston Exploration  Company and James
                  F. Westmoreland (filed as Exhibit 10.11 to the Company's Registration Statement  on Form S-1
                  (Registration No. 333-4437) and incorporated by reference herein).

   EXHIBITS                                               DESCRIPTION
   --------                                               -----------
      10.6 ** --  1996 Stock Option Plan  (filed as Exhibit 10.12  to the Company's Registration Statement  on
                  Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
      10.7    --  Registration  Rights Agreement  dated as  of July  2, 1996  between The  Houston Exploration
                  Company and  THEC Holdings  Corp.   (filed as  Exhibit 10.13  to the  Company's Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
      10.8    --  Asset Purchase Agreement  dated as of July  1, 1996 between The Houston  Exploration Company
                  and  Smith  Offshore  Exploration  Company    (filed  as  Exhibit  10.14  to  the  Company's
                  Registration  Statement  on  Form  S-1  (Registration  No.  333-4437)  and  incorporated  by reference herein).
      10.9    --  Registration Rights  Agreement between  The Houston Exploration Company  and Smith  Offshore
                  Exploration  Company (filed as Exhibit 10.15 to the Company's Registration Statement on Form
                  S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.10    --  Credit Agreement dated  as of July 2, 1996 among  The Houston Exploration Company  and Texas
                  Commerce Bank National Association,  as Agent, and the other Banks signatory  thereto (filed as Exhibit 10.16 to the Company's Registration Statement  on Form S-1 (Registration No. 333-
                  4437) and incorporated by reference herein).
   * 10.11    --  First  Amendment,  dated  August  30,  1996,  to  the Credit  Agreement  among  The  Houston
                  Exploration  Company and Texas Commerce Bank  National Association, as Agent,  and the other
                  Banks signatory thereto.
     10.12    --  Second  Amendment,  dated  August  4,  1997,  to  the Credit  Agreement  among  The  Houston
                  Exploration  Company and Texas Commerce Bank  National Association, as Agent,  and the other
                  Banks signatory  thereto (filed as  Exhibit 10.1 to  the Company's Quarterly  Report on Form
                  10-Q for the quarterly by period ended September  30, 1997 (File No. 001-11899)  and incorporated by reference herein.
     10.13    --  Purchase and  Sale Agreement  dated  as of  June  21, 1996,  among  The Houston  Exploration
                  Company,  TransTexas  Gas Corporation  and  TransTexas  Transmission  Corporation  (filed as
                  Exhibit 10.17  to the Company's Registration  Statement on Form  S-1 (Registration  No. 333-
                  4437) and incorporated by reference herein).
     10.14    --  Gas Exchange Agreement dated as  of July 2, 1996 between The Houston Exploration Company and
                  TransTexas  Gas Corporation (filed as  Exhibit 10.18 to the Company's Registration Statement
                  on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.15    --  Indemnification Agreement dated as  of September  25, 1996 between  The Houston  Exploration
                  Company  and THEC  Holdings Corp.  (filed as  Exhibit 10.20  to  the Company's  Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.16    --  Contribution  Agreement  dated  as of  February  26,  1996 between  The  Houston Exploration
                  Company  and Fuel  Resources Inc.  (filed as  Exhibit 10.21  to  the Company's  Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.17 ** --  Registration  Rights  Agreement  dated  as  of  September   25,  1996  between  The  Houston
                  Exploration  Company  and  James  G.  Floyd  (filed  as  Exhibit   10.22  to  the  Company's
                  Registration  Statement  on  Form  S-1  (Registration  No.  333-4437)  and  incorporated  by reference herein).
     10.18 ** --  Supplemental Executive  Pension Plan (filed  as Exhibit 10.23  to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
     10.19 ** --  Deed of Trust, Assignment of Production, Security Agreement  and Financing Statement between
                  The Houston Exploration Company and James G. Floyd (filed as Exhibit 10.24 to  the Company's
                  Registration  Statement  on  Form  S-1  (Registration  No.  333-4437)  and  incorporated  by reference herein).
     10.20 ** --  Contribution Agreement between James G. Floyd and The Houston  Exploration Company (filed as
                  Exhibit 10.25  to the Company's  Registration Statement  on Form S-1  (Registration No. 333-
                  4437) and incorporated by reference herein).

     10.21 ** --  Employment Agreement, dated September 19, 1996, between The Houston Exploration  Company and
                  Charles W. Adcock (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1996 (File No. 001-11899) and incorporated by reference herein).

   EXHIBITS                                               DESCRIPTION
   --------                                               -----------
     10.22 ** --  Form of  Letter Agreement from  The Houston Exploration  Company to each  of James G. Floyd,
                  Randall  J.  Fleming,  Thomas  W.  Powers,  Charles  W. Adcock,  James  F.  Westmoreland and
                  Sammye L. Dees evidencing grants of Phantom Stock Rights effective as of December 16, 1996
                  (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996 (File No. 001-11899) and incorporated by reference herein).
     10.23 ** --  Purchase and Sale Agreement, dated  January 1, 1997, between The Houston Exploration Company and KeySpan Natural Fuel, LLC  (filed as Exhibit 10.1  to the Company's Quarterly  Report on
                  Form 10-Q for the quarterly period ended June 30, 1997 (File No. 001-11899) and incorporated by reference herein).
 *   10.24 ** --  Deferred Compensation Plan for Non-Employee Directors.
 *    21.1    --  Subsidiaries of the Company.
 *    23.1    --  Consent of Arthur Andersen LLP.
 *    27.1    --  Financial Data Schedule.

-------------

*        Filed herewith.
**       Management contract or compensation plan.