Form 10-Q
period 1998-03-31
HOUSTON EXPLORATION CO
filed 1998-05-15
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO. 001-11899

                      ------------------------------------


                         THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                    22-2674487
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                        1100 LOUISIANA STREET, SUITE 2000
                            HOUSTON, TEXAS 77002-5219
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         -------------------------------





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

         As of May 15, 1998, 23,890,490 shares of Common Stock, par value $.01 per share, were outstanding.



================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS .............................................           3

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997 .............           4

         Consolidated Statements of Operations -- Three-Month Periods Ended
             March 31, 1998 and 1997 .....................................................           5

         Consolidated Statements of Cash Flows -- Three Month Periods Ended
             March 31, 1998 and 1997 .....................................................           6

         Notes to the Consolidated Financial Statements ..................................           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .......................................................          11

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................................          17

SIGNATURES ...............................................................................          18

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

PART I.  FINANCIAL INFORMATION

ITEMS 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,          DECEMBER  31,
                                                                                      1998                 1997
                                                                                  -------------        -------------
                                                                                   (UNAUDITED)
ASSETS:
Cash and cash equivalents ................................................          $   2,138           $   4,745
Accounts receivable ......................................................             32,186              37,898
Accounts receivable-- Brooklyn Union .....................................              1,303               1,303
Inventories ..............................................................              1,385               1,265
Prepayments and other ....................................................                776                 645
                                                                                    ---------           ---------
          Total current assets ...........................................             37,788              45,856
Natural gas and oil properties, full cost method
  Unevaluated properties .................................................            114,508             104,075
  Properties subject to amortization .....................................            595,947             566,868
Other property and equipment .............................................              9,258               9,341
                                                                                    ---------           ---------
                                                                                      719,713             680,284
Less: Accumulated depreciation, depletion and amortization ...............           (255,743)           (236,546)
                                                                                    ---------           ---------
                                                                                      463,970             443,738
Other assets .............................................................              3,685               1,797
                                                                                    ---------           ---------
          TOTAL ASSETS ...................................................          $ 505,443           $ 491,391
                                                                                    =========           =========

LIABILITIES:
Accounts payable and accrued expenses ....................................          $  27,589           $  42,432
Deferred stock obligation ................................................                 --               8,825
                                                                                    ---------           ---------
          Total current liabilities ......................................             27,589              51,257
Long-term debt ...........................................................            135,000             113,000
Deferred federal income taxes ............................................             72,926              70,741
Other deferred liabilities ...............................................                182                 206
                                                                                    ---------           ---------
          TOTAL LIABILITIES ..............................................            235,697             235,204

COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000 shares authorized and 23,883 shares issued and outstanding at March 31, 1998 and 23,361 shares issued and
     outstanding at December 31, 1997 ....................................                239                 234
  Additional paid-in capital .............................................            230,738             221,907
  Retained earnings ......................................................             38,769              34,046
                                                                                    ---------           ---------
          TOTAL STOCKHOLDERS' EQUITY .....................................            269,746             256,187
                                                                                    ---------           ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................          $ 505,443           $ 491,391
                                                                                    =========           =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         ----------        ----------
                                                                                  (UNAUDITED)
REVENUES:
  Natural gas and oil revenues ..................................          $32,884          $25,014
  Other .........................................................              200              314
                                                                           -------          -------
          Total revenues ........................................           33,084           25,328
OPERATING COSTS AND EXPENSES:
  Lease operating ...............................................            3,869            3,143
  Severance tax .................................................            1,118            1,106
  Depreciation, depletion and amortization ......................           19,314           11,382
  General and administrative, net ...............................            1,575            1,410
                                                                           -------          -------
          Total operating expenses ..............................           25,876           17,041
Income from operations ..........................................            7,208            8,287
Interest expense, net ...........................................              300              143
                                                                           -------          -------
Net income before income taxes ..................................            6,908            8,144
Provision for federal income taxes ..............................            2,185            2,451
                                                                           -------          -------
NET INCOME ......................................................          $ 4,723          $ 5,693
                                                                           =======          =======

Net income per share ............................................          $  0.20          $  0.24
                                                                           =======          =======
Net income per share-- assuming dilution ........................          $  0.20          $  0.24
                                                                           =======          =======

Weighted average shares outstanding .............................           23,384           23,333
Weighted average shares outstanding -- assuming dilution ........           23,560           24,005













              The accompanying notes are an integral part of these
                       consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                       1998                1997
                                                                                     ---------           ---------
                                                                                              (UNAUDITED)
OPERATING ACTIVITIES:
Net income ................................................................          $   4,723           $   5,693
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ................................             19,314              11,382
  Deferred income tax expense .............................................              2,185               2,451
  Changes in operating assets and liabilities:
     Decrease in accounts receivable ......................................              5,712               9,731
     Increase in inventories ..............................................               (120)               (500)
     Increase in prepayments and other ....................................               (131)               (317)
     Decrease (increase) in other assets and liabilities ..................             (1,912)                536
     Decrease in accounts payable and accrued expenses ....................            (14,843)            (10,795)
                                                                                     ---------           ---------

Net cash provided by operating activities .................................             14,928              18,181

INVESTING ACTIVITIES:
Investment in property and equipment ......................................            (39,549)            (26,664)
Dispositions and other ....................................................                 --               1,360
                                                                                     ---------           ---------

Net cash used in investing activities .....................................            (39,549)            (25,304)

FINANCING ACTIVITIES:
Proceeds from long term borrowings ........................................            121,000              21,500
Repayments of long term borrowings ........................................            (99,000)             (9,000)
Proceeds from issuance of common stock, net of offering costs .............                 14                  (9)
                                                                                     ---------           ---------

Net cash provided by financing activities .................................             22,014              12,491

Increase (decrease) in cash and cash equivalents ..........................             (2,607)              5,368

Cash and cash equivalents, beginning of period ............................              4,745               2,851
                                                                                     ---------           ---------

Cash and cash equivalents, end of period ..................................          $   2,138           $   8,219
                                                                                     =========           =========

Cash paid for interest ....................................................          $   2,034           $   1,410
                                                                                     =========           =========

Cash paid for taxes .......................................................          $      --           $      --
                                                                                     =========           =========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Houston Exploration Company ("Houston Exploration" or the "Company"), a Delaware corporation, was incorporated in December 1985 and began operations in January 1986 for the purpose of conducting certain natural gas and oil exploration and development activities for The Brooklyn Union Gas Company ("Brooklyn Union"), a wholly-owned subsidiary of KeySpan Energy Corporation ("KeySpan"). Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to Houston Exploration certain onshore producing properties and developed and undeveloped acreage. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas"). In September 1996, the Company completed its initial public offering ("IPO") of 7,130,000 shares of its Common Stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition (the "Soxco Acquisition") of substantially all of the natural gas and oil properties and related assets of Smith Offshore Exploration Company ("Soxco"). As of March 31, 1998, THEC Holdings Corp., a wholly-owned subsidiary of Brooklyn Union, holds approximately 64% of the outstanding shares of the Company's common stock. The Company's operations focus on the exploration, development and acquisition of domestic natural gas and oil properties offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin, East Texas and West Virginia.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly-owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at March 31, 1998 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1997 is derived from the December 31, 1997 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Combined Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessary indicative of the results for the full year.

         Reclassifications and Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's most significant financial estimates are based on remaining proved natural gas and oil reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates. Certain reclassifications for prior years have been made to conform with current year presentation.

         Net Income Per Share

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and is designed to improve the EPS information provided in the financial statements by simplifying the prior computation. Primary EPS has been replaced with Basic EPS which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Fully diluted EPS is now called Diluted EPS and assumes the conversion of all potentially dilutive securities. The Company adopted SFAS No. 128 in its December 31, 1997 financial statements and has presented Diluted EPS for the three months ended March 31, 1997, which presentation previously was not required because the dilutive effect of options and contingent shares was less than 3%.

         Under the requirements of SFAS No. 128, the Company's EPS are as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       1998             1997
                                                                    ----------       -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................................................          $ 4,723          $ 5,693
Denominator:
Weighted average shares outstanding ........................           23,384           23,333
Add: dilutive securities
      Options ..............................................              176               --
      Contingent shares ....................................               --              672
                                                                      -------          -------
Total weighted average shares outstanding and dilutive
  securities ...............................................           23,560           24,005
                                                                      =======          =======

Net income per share .......................................          $  0.20          $  0.24
Net income per share -- assuming dilution ..................          $  0.20          $  0.24

         New Accounting Pronouncements

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which consolidates the existing requirements to disclose certain information about an entity's capital structure, for both public and nonpublic entities. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Also issued in June of 1997 was SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which specifies and revises guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company adopted the provisions of SFAS Nos. 129, 130 and 131 in its December 31, 1997 financial statements. The adoption of SFAS Nos. 129, 130 and 131 did not have a material effect on its results of operations or the calculation of net income.

         In March 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate analysis and eliminates certain disclosures. The Company will adopt SFAS 132 in its consolidated financial statements for the year ended December 31, 1998. The Company believes that such adoption will not have a material effect on its results of operations or the calculation of net income.

NOTE 2 -- LONG-TERM DEBT

         As of March 31, 1998, long-term debt consisted of the following:

                                                                   MARCH 31, 1998  DECEMBER 31,1997
                                                                           (IN THOUSANDS)
SENIOR DEBT:

Bank revolving credit facility .............................          $ 35,000          $113,000
85/8% Senior Subordinated Notes, due 2008 ..................           100,000                --
                                                                      --------          --------
    Total long-term debt ...................................          $135,000          $113,000
                                                                      ========          ========

         Credit Facility

         The Company has entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides a maximum commitment of $150 million, subject to borrowing base limitations. The Credit Facility was amended in March of 1998 in connection with the Company's private placement of $100 million of senior subordinated notes and as of March 31, 1998, the available borrowing base was $135 million. In addition, up to $5 million of the Credit Facility is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on July 1, 2000 and is unsecured. At March 31, 1998, $35 million was outstanding under the Credit Facility and $1.6 million was outstanding in letter of credit obligations.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at an alternate base rate of the greater of the Federal Funds rate plus 0.5% or Chase's prime rate or at a margin of 0.375% to 1.125% above a quoted LIBOR rate. Interest is payable at calendar quarters on base rate loans and at maturity on LIBOR loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.20% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and (ii) 33% of the fee in (i) above on the difference between the lower of the Facility Amount or the Borrowing Base and the Designated Borrowing Base.

         The Credit Facility, as amended, contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of
2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and (ii) a total debt to capitalization ratio of less than 60%. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of March 31, 1998, the Company was in compliance with all such covenants.

         Senior Subordinated Notes

         On March 2, 1998, the Company issued $100 million of 8 5/8% Senior Subordinated Notes (the "Notes") due January 1, 2008 in a private placement to qualified institutional buyers. The Notes bear interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1, commencing July 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at anytime on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering; provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness.

NOTE 3 -- STOCKHOLDERS' EQUITY

         Soxco Deferred Purchase Price

         On September 25, 1996, the Company completed the Soxco Acquisition and acquired substantially all of the natural gas and oil properties and related assets of Soxco. The natural gas and oil properties acquired in the Soxco Acquisition consisted solely of working interests in properties located in the Gulf of Mexico that are operated by the Company or in which the Company also has a working interest. Pursuant to the Soxco Acquisition, the Company paid Soxco cash in the aggregate amount of $20.3 million (net of $3.4 million for certain purchase price adjustments), and issued to Soxco 762,387 shares of common stock with an aggregate value (determined by reference to the IPO price) of $11.8 million. The cash portion of the purchase price was funded with the proceeds of the IPO. In addition to the foregoing, on March 27, 1998, the Company issued 520,777 shares of common stock with an aggregate value (determined by reference a 20 trading day average price of the Company's common stock) of $8.8 million to Soxco in payment of the deferred purchase price.


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.


NOTE 5 -- RELATED PARTY TRANSACTIONS

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) will receive a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company will manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. At December 31, 1997, the balance sheet effect of this transaction was a $1.4 million reduction to the full cost pool for the down payment. The income statement effect for the three months ended March 31, 1998 and 1997 was a reduction to income tax expense of $0.2 million and $0.4 million, respectively, representing benefits received from the Section 29 tax credits.


NOTE 5 -- ACQUISITIONS

         South Louisiana Acquisition

         On April 29, 1998, the Company completed the acquisition of certain natural gas and oil properties and associated gathering pipelines and equipment, together with leased and unleased acreage, located in South Louisiana (the "South Louisiana Acquisition"). The properties and acreage acquired are located primarily in the South Lake Arthur and Lake Pagie Fields, located primarily in Vermilion Parish and Terrebonne Parish, respectively. The properties purchased represent approximately 41 Bcfe of net proved reserves, and currently contain approximately 64 producing wells. The average net production in March 1998 attributable to such properties was approximately 12.5 MMcfe per day, net to the interest acquired by the Company. The purchase price of $53.9 million will be adjusted for production revenues and operating expenses related to the acquired properties between November 1, 1997 and the April 29, 1998 closing date of the South Louisiana Acquisition. The purchase price of the South Louisiana Acquisition was paid in cash, financed with borrowings under the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months ended March 31, 1997 and 1998. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         The Houston Exploration Company ("Houston Exploration" or the "Company") was incorporated in December 1985 to conduct certain of the natural gas and oil exploration and development activities of The Brooklyn Union Gas Company ("Brooklyn Union"). The Company initially focused primarily on the exploration and development of high potential prospects in the Gulf of Mexico. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to Houston Exploration certain onshore producing properties and developed and undeveloped acreage. Subsequent to the reorganization, the Company has expanded its focus to include lower risk exploitation and development drilling on the onshore properties transferred or acquired, in addition to seeking opportunistic acquisitions both onshore and offshore. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas"). In September 1996, the Company completed its initial public offering ("IPO") of 7,130,000 shares of its Common Stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition (the "Soxco Acquisition") of substantially all of the natural gas and oil properties and related assets of Smith Offshore Exploration Company ("Soxco"). As of March 31, 1998, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of the Company's common stock. At December 31, 1997, the Company had net proved reserves of 337 Bcfe, 98% of which were natural gas and 78% of which were classified as proved developed.

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

         The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after tax cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and is designed to improve the EPS information provided in the financial statements by simplifying the prior computation. Primary EPS has been replaced with Basic EPS which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Fully diluted EPS is now called Diluted EPS and assumes the conversion of all options, contingent shares and other potentially dilutive securities. The Company adopted SFAS No. 128 in its December 31, 1997 financial statements and has presented Diluted EPS for the three months ended March 31, 1997 which were previously not required as the dilutive effect of options and contingent shares was less than 3%. See Note 1 to the Company's Combined Financial Statements.

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

         In March 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate analysis and eliminates certain disclosures. The Company will adopt SFAS 132 in its consolidated financial statements for the year ended December 31, 1998. The Company believes that such adoption will not have a material effect on its results of operations or the calculation of net income.


RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------
                                                                         1998                1997
                                                                      ----------          ----------
PRODUCTION:
    Natural gas (MMcf) .....................................              15,135              10,571
    Oil (MBbls) ............................................                  47                  33
    Total (MMcfe) ..........................................              15,417              10,769

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1) ......................          $     2.13          $     2.30
    Natural gas (per Mcf) unhedged .........................                2.06                2.77
    Oil (per Bbl) ..........................................               14.17               21.09

EXPENSES (PER MCFE):
    Lease operating ........................................          $     0.25          $     0.29
    Severance tax ..........................................                0.07                0.10
    Depreciation, depletion and amortization ...............                1.25                1.06
    General and administrative, net ........................                0.10                0.13

---------------------------
(1)      Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1998

         Production. Houston Exploration's production increased 43% from 10,769 MMcfe for the three months ended March 31, 1997 to 15,417 MMcfe for the three months ended March 31, 1998. The increase in production was primarily attributable to the Company's successful development drilling program in the Charco Field during 1997 and continuing through the first three months of 1998. The Charco Field in South Texas was acquired in July of 1996 in the TransTexas Acquisition and since the beginning of 1997, the Company successfully completed and brought on-line 27 new wells, with two additional wells currently being completed and two wells currently being drilled. Production in the Charco Field more than doubled from 3,289 MMcfe, or 37 MMcfe per day, in the first quarter of 1997 to 7,003 MMcfe, or 78 MMcfe per day, in the first quarter of 1998. The remaining portion of the Company's first quarter 1998 production increase is a result of new production from wells drilled during 1997 offshore and onshore in the Arkoma Basin.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 32% from $25.0 million for the three months ended March 31, 1997 to $32.9 million for the three months ended March 31, 1998 as a result of the 43% increase in production offset set by a 7% decrease in average realized natural gas prices, from $2.30 per Mcf for the three months ended March 31, 1997 to $2.13 per Mcf for the three months ended March 31, 1998.

         As a result of hedging activities, the Company realized an average gas price of $2.13 per Mcf for the three months ended March 31, 1998, which was 103% of the unhedged natural gas price of $2.06 per Mcf that otherwise would have been received, resulting in a $1.1 million increase in natural gas revenues for the three months ended March 31, 1998. For the corresponding three month period of 1997, the average realized gas price was $2.30 per Mcf, which was 85% of the unhedged average gas price of $2.77 per Mcf, resulting in a decrease in natural gas revenues of $5.0 million for the three months ended March 31, 1997.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 26% from $3.1 million for the three months ended March 31, 1997 to $3.9 million for the three months ended March 31, 1998. On an Mcfe basis, lease operating expenses decreased from $0.29 for the first three months of 1997 to $0.25 for the first three months of 1998. The increase in lease operating expenses during 1998 is attributable to the significant expansion of operations in the Charco Field combined with the effects of an industry-wide increase in operating costs. The decrease in the lease operating expenses per Mcfe resulted from the substantial increase in production during the first three months of 1998 as compared to the corresponding period of 1997. Severance tax, which is a function of volume and revenues generated from onshore production, remained flat at $1.1 million for both of the three month periods ended March 31, 1997 and 1998. On an Mcfe basis, severance tax decreased from $0.10 per Mcfe, for the first three months of 1997 to $0.07 per Mcfe, for the first three months of 1998. The decrease in severance tax per Mcfe is due to lower natural gas prices received during the first three months of 1998 as compared to prices received during the first three months of 1997.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 69% from $11.4 million for the three months ended March 31, 1997 to $19.3 million for the three months ended March 31, 1998. Depreciation, depletion and amortization expense per Mcfe increased 18% from $1.06 for the three months ended March 31, 1997 to $1.25 for the corresponding three months in 1998. The increase in depreciation, depletion and amortization expense was a result of the increased production from newly developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable to the industry-wide increase in drilling and development costs.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.3 million and $0.2 million, for the three months ended March 31, 1997 and 1998, respectively, increased 14% from $1.4 million for the three months ended March 31, 1997 to $1.6 for the three months ended March 31, 1998. The increase in general and administrative expenses reflects the continued growth and expansion of the Company and its operations. As the Company continues to grow and expand its workforce, the Company expects aggregate general and administrative expenses to increase. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.8 million and $2.0 million, respectively, for the three months ended March 31, 1997 and 1998. The increase in capitalized general and administrative expenses directly corresponds with the growth of the Company's technical workforce and the Company's incentive compensation plan. On an Mcfe basis, general and administrative expenses decreased 22% from $0.13 for the three months ended March 31, 1997 to $0.10 for the three months ended March 31, 1998. The lower rate per Mcfe during the first three months of 1998 reflects the increase in the Company's production.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $0.1 million for the three months ended March 31, 1997 to $0.3 million for the three ended March 31, 1998. Capitalized interest increased from $1.1 million for three months of 1997 to $2.0 million for the first three months of 1998. The increase in aggregate interest expense was attributable to higher average debt levels during the first three months of 1998. With the issuance of $100 million of senior subordinated indebtedness in March 1998, the Company expects its 1998 average debt levels to exceed those in 1997 and accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes decreased 12% from an expense of $2.5 for the first three months of 1997 to an expense of $2.2 million for the first three months of 1998. The decrease in income tax expense for the three months ended March 31, 1998 as compared to the corresponding period of 1997 is due to the 15% decrease in pretax income for the three months ended March 31, 1998, offset by the decrease in the benefit received from
Section 29 tax credits.

         Operating Income and Net Income. As a result of the increase in natural gas production offset by the decline in natural gas prices and the increase in operating costs, operating income decreased 13% from $8.3 million for the three months ended March 31, 1997 to $7.2 million for the three months ended March 31, 1998. Net income decreased 17% from $5.7 million for the three months ended March 31, 1997 to $4.7 million for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to the IPO, capital contributions from Brooklyn Union. On March 2, 1998, the Company issued $100 million of senior subordinated indebtedness in a private placement to qualified institutional buyers. Net proceeds of approximately $97 million were used to repay a portion of the outstanding indebtedness under the Company's revolving bank credit facility (the "Credit Facility").

         As of March 31, 1998, the Company had a working capital of $10.2 million and $98.4 million of available borrowing base under the Credit Facility. Net cash provided by operating activities for the three months ended March 31, 1998 was $14.9 million compared to $18.2 million for the three months ended March 31, 1997. The decrease in net cash flow from operations is due to a combination of (i) lower net income caused by decreased natural gas prices and higher operating expenses offset by increased production and (ii) a decrease in current liabilities. The Company's cash position was increased during the three months ended March 31, 1998 by increases in long-term debt of $121.0 which includes $100 million from the issuance of the Notes and $21.0 million from borrowings under the Credit Facility. Funds used in investing and financing activities consisted of $39.5 million for investments in property and equipment and principal payments of $99.0 million on long-term borrowing under the Credit Facility. As a result of these activities, cash and cash equivalents decreased $2.6 million from $4.7 million at December 31, 1997 to $2.1 million at March 31, 1998.

         The Company's capital expenditure budget for 1998 of $100 million includes $55 million and $45 million, respectively, for exploration and development. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the year. No significant abandonment or dismantlement costs are anticipated through 1998. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its Credit Facility, or the issuance of equity or debt securities.

         The Company has entered into the Credit Facility with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. The Credit Facility was amended in March of 1998 in connection with the Company's private placement of $100 million of senior subordinated notes and had a borrowing base of $135 million as of March 31, 1998. At March 31, 1998, $35 million was borrowed and $1.6 million was committed under outstanding letter of credit obligations. The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at (i) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus 0.5% or Chase's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.375% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and
(ii) a total debt to capitalization ratio of less than 60%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. As of March 31, 1998 the Company was in compliance with all Credit Facility covenants. The borrowing base under the Credit Facility is determined by Chase in its discretion in accordance with Chase's then current standards and practices for similar oil and gas loans taking into account such factors as Chase deems appropriate.

         On March 2, 1998, the Company issued $100 million of 8 5/8% Senior Subordinated Notes (the "Notes") due January 1, 2008 in a private placement to qualified institutional buyers. The Notes bear interest at 8 5/8% annum with interest payable semi-annually on January 1 and July 1, commencing July 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at anytime on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering; provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness.

         The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Hedging instruments used are swaps, collars and options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. Neither the hedging contracts nor the unrealized gains or losses on these contracts, if any, are recognized in the consolidated financial statements.

         As of March 31, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. All such commodity price hedging contracts in effect as of such date were "collar" transactions. Natural gas production during the month of March 1998 was 5,097 MMcf (5,236 MMMBtu).

                                                NYMEX
                       VOLUME               CONTRACT PRICE
  PERIOD               (MMMBTU)         FLOOR          CEILING
----------             --------        --------       --------
April 1998                900          $   2.20       $   2.58
May 1998                3,410          $   2.26       $   2.70
June 1998               3,300          $   2.26       $   2.70
July 1998               2,790          $   2.25       $   2.70
August 1998             2,790          $   2.25       $   2.70
September 1998          2,700          $   2.25       $   2.70
October 1998              930          $   2.20       $   2.50

   As of May 15, 1998, the Company had no commodity hedging contracts extending beyond October 1998. The Company has entered into basis swaps with respect to more than 50% of the indicated NYMEX hedged volume.

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

   The Company periodically enters into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to eliminate basis risk. Basis risk is the risk associated with the sales point price for natural gas production varying from the reference (or settlement) price for a particular hedging transaction. Because substantially all of the Company's natural gas production is sold under spot contracts, that have historically correlated with the swap price, the Company believes that it has no material basis risk with respect to gas swaps that are not coupled with basis swaps.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


      EXHIBITS                         DESCRIPTION

         4.1 -- Indenture, dated as of March 2, 1998, between The Houston Exploration Company and The Bank of New York, as Trustee, with respect to the 85/8% Senior Subordinated Notes Due 2008 (including form of 85/8% Senior Subordinated Note Due 2008) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-50235)).

         4.2 -- Registration Rights Agreement, dated as of March 2, 1998, among The Houston Exploration Company, as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, PaineWebber Incorporated, Chase Securities Inc., and Howard, Weil, Labouisse, Friedrichs Incorporated (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-50235)).

       * 10.1 --  Third Amendment to Credit Agreement among The Houston
                  Exploration Company and Chase Bank of Texas National Association, dated February 12,1998.

       * 27.1 --  Financial Data Schedule.

---------------------------
*        Filed herewith.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE HOUSTON EXPLORATION COMPANY

                                    By:          /s/ James G. Floyd
                                       -----------------------------------------
                                                   James G. Floyd
Date: May 15, 1998                      President and Chief Executive Officer



                                    By:       /s/ James F. Westmoreland
                                       -----------------------------------------
                                                James F. Westmoreland
Date: May 15, 1998                     Vice President, Chief Accounting Officer,
                                              Comptroller and Secretary

                                 EXHIBIT INDEX

      EXHIBITS                         DESCRIPTION
         4.1 --   Indenture, dated as of March 2, 1998 between, The Houston
                  Exploration Company and The Bank of New York, as Trustee, with respect to the 85/8% Senior Subordinated Notes Due 2008
                  (including form of 85/8% Senior Subordinated Note Due 2008)
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-4 (No. 333-50235)).

         4.2 -- Registration Rights Agreement, dated as of March 2, 1998, among The Houston Exploration Company, as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon
                  Brothers Inc, PaineWebber Incorporated, Chase Securities Inc., and Howard, Weil, Labouisse, Friedrichs Incorporated
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Registration Statement on Form S-4 (No. 333-50235)).

       * 10.1 --  Third Amendment to Credit Agreement among The Houston
                  Exploration Company and Chase Bank of Texas National
                  Association, dated February 12,1998.

       * 27.1 --  Financial Data Schedule.

---------------------------
*        Filed herewith.