Form 10-Q
period 1998-09-30
HOUSTON EXPLORATION CO
filed 1998-11-12
CIK 1015293

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________TO_____________

                         COMMISSION FILE NO. 001-11899
                         -----------------------------

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

                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                           --------------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----

         As of November 11, 1998, 23,896,340 shares of Common Stock, par value $.01 per share, were outstanding.

================================================================================

                        THE HOUSTON EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

PART I.  FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997  . . . . . . . . . . 4

             Consolidated Statements of Operations -- Three Month and Nine Month Periods Ended
                 September 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

             Consolidated Statements of Cash Flows -- Nine Month Periods Ended
                 September 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

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

PART I.  FINANCIAL INFORMATION

ITEMS 1.  FINANCIAL STATEMENTS

                        THE HOUSTON EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30,   DECEMBER  31,
                                                                                      --------------  --------------
                                                                                           1998            1997
                                                                                      --------------  --------------
                                                                                       (UNAUDITED)
     ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    $       810     $    4,745
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,190         37,898
     Accounts receivable -- Brooklyn Union . . . . . . . . . . . . . . . . . . . .            637          1,303
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,253          1,265
     Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,168            645
                                                                                      -----------     ----------
               Total current assets  . . . . . . . . . . . . . . . . . . . . . . .         26,058         45,856
     Natural gas and oil properties, full cost method
       Unevaluated properties  . . . . . . . . . . . . . . . . . . . . . . . . . .        140,800        104,075
       Properties subject to amortization  . . . . . . . . . . . . . . . . . . . .        696,538        566,868
     Other property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .          9,387          9,341
                                                                                      -----------     ----------
                                                                                          846,725        680,284
     Less: Accumulated depreciation, depletion and amortization  . . . . . . . . .       (295,771)      (236,546)
                                                                                      ------------    -----------
                                                                                          550,954        443,738
     Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,499          1,797
                                                                                      -----------     ----------
               TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   580,511     $  491,391
                                                                                      ===========     ==========
     LIABILITIES:
     Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .    $    35,325     $   42,432
     Deferred stock obligation . . . . . . . . . . . . . . . . . . . . . . . . . .             --          8,825
                                                                                      -----------     ----------
               Total current liabilities . . . . . . . . . . . . . . . . . . . . .         35,325         51,257
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        191,000        113,000
     Deferred federal income taxes . . . . . . . . . . . . . . . . . . . . . . . .         76,791         70,741
     Other deferred liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            156            206
                                                                                      -----------     ----------
               TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .        303,272        235,204
     COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)

     STOCKHOLDERS' EQUITY:
       Common Stock, $.01 par value, 50,000 shares authorized and 23,896 shares issued and outstanding at September 30, 1998 and 23,361 shares issued
        and outstanding at December 31, 1997 . . . . . . . . . . . . . . . . . . .            239            234
       Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        230,922        221,907
       Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,078         34,046
                                                                                      -----------     ----------
               TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .        277,239        256,187
                                                                                      -----------     ----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . .    $   580,511     $  491,391
                                                                                      ===========     ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------      ------------------------
                                                           1998         1997             1998         1997
                                                      -------------  -----------      -----------  -----------
                                                                            (UNAUDITED)
 REVENUES:
   Natural gas and oil revenues  . . . . . . . . . .  $      30,545  $    29,065      $    98,570  $    76,129
   Other . . . . . . . . . . . . . . . . . . . . . .            308          247              878          731
                                                      -------------  -----------      -----------  -----------
           Total revenues  . . . . . . . . . . . . .         30,853       29,312           99,448       76,860
 OPERATING COSTS AND EXPENSES:
   Lease operating . . . . . . . . . . . . . . . . .          4,455        3,437           11,887        9,714
   Severance tax . . . . . . . . . . . . . . . . . .          1,249          908            3,717        2,644
   Depreciation, depletion and amortization  . . . .         19,759       15,517           59,264       39,472
   General and administrative, net . . . . . . . . .          1,463        1,385            4,745        4,341
                                                      -------------  -----------      -----------  -----------
           Total operating expenses  . . . . . . . .         26,926       21,247           79,613       56,171
 Income from operations  . . . . . . . . . . . . . .          3,927        8,065           19,835       20,689
 Interest expense, net . . . . . . . . . . . . . . .          1,279           65            2,529          494
                                                      -------------  -----------      -----------  -----------
 Net income before income taxes  . . . . . . . . . .          2,648        8,000           17,306       20,195
 Provision for federal income taxes  . . . . . . . .            645        2,475            5,274        5,535
                                                      -------------  -----------      -----------  -----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .  $       2,003  $     5,525      $    12,032  $    14,660
                                                      =============  ===========      ===========  ===========
 Net income per share  . . . . . . . . . . . . . . .  $        0.08  $      0.24      $      0.50  $      0.63
                                                      =============  ===========      ===========  ===========
 Net income per share -- assuming dilution . . . . .  $        0.08  $      0.23      $      0.50  $      0.61
                                                      =============  ===========      ===========  ===========

 Weighted average shares outstanding . . . . . . . .         23,896       23,333           23,725       23,333
 Weighted average shares outstanding -- assuming
     dilution  . . . . . . . . . . . . . . . . . . .         24,173       23,912           24,009       24,030





              The accompanying notes are an integral part of these
                       consolidated financial statements

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                      1998             1997
                                                                                 ---------------  ---------------
                                                                                           (UNAUDITED)
        OPERATING ACTIVITIES:
        Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   12,032       $    14,660
        Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation, depletion and amortization  . . . . . . . . . . . . .        59,264            39,472
          Deferred income tax expense . . . . . . . . . . . . . . . . . . . .         6,049             8,963
          Changes in operating assets and liabilities:
             Decrease in accounts receivable  . . . . . . . . . . . . . . . .        16,374             1,647
             Decrease (increase) in inventories . . . . . . . . . . . . . . .            12              (630)
             Increase in prepayments  . . . . . . . . . . . . . . . . . . . .          (523)             (842)
             Decrease (increase) in other assets and liabilities  . . . . . .        (1,752)              935
             Increase (decrease) in accounts payable and accrued expenses . .        (7,107)              609
                                                                                 -----------      -----------
        Net cash provided by operating activities . . . . . . . . . . . . . .        84,349            64,814

        INVESTING ACTIVITIES:
        Investment in property and equipment  . . . . . . . . . . . . . . . .      (166,482)          (98,530)
        Dispositions and other  . . . . . . . . . . . . . . . . . . . . . . .             --            1,360
                                                                                 -----------      -----------
        Net cash used in investing activities . . . . . . . . . . . . . . . .      (166,482)          (97,170)

        FINANCING ACTIVITIES:
        Proceeds from long term borrowings  . . . . . . . . . . . . . . . . .       187,000            50,000
        Repayments of long term borrowings  . . . . . . . . . . . . . . . . .      (109,000)          (17,000)
        Proceeds from issuance of common stock, net of offering costs . . . .           198              (141)
                                                                                 ----------       ------------
        Net cash provided by financing activities . . . . . . . . . . . . . .        78,198            32,859
                                                                                 ----------       -----------
        Increase (decrease) in cash and cash equivalents  . . . . . . . . . .        (3,935)              503
        Cash and cash equivalents, beginning of period  . . . . . . . . . . .         4,745             2,851
                                                                                 ----------       -----------
        Cash and cash equivalents, end of period  . . . . . . . . . . . . . .    $      810       $     3,354
                                                                                 ==========       ===========
        Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . .    $    7,661       $     4,021
                                                                                 ==========       ===========
        Cash paid for taxes . . . . . . . . . . . . . . . . . . . . . . . . .    $       --       $        --
                                                                                 ==========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Houston Exploration Company ("Houston Exploration" or the "Company"), a Delaware corporation, was incorporated in December 1985 and began operations in January 1986 for the purpose of conducting certain natural gas and oil exploration and development activities for The Brooklyn Union Gas Company ("Brooklyn Union"). Brooklyn Union became a subsidiary of MarketSpan Corporation on May 29, 1998 through the combination of Brooklyn Union's parent company, KeySpan Energy Corporation, and Long Island Lighting Company. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to Houston Exploration certain onshore producing properties and developed and undeveloped acreage. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas"). In September 1996, the Company completed its initial public offering ("IPO") of 7,130,000 shares of its Common Stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition (the "Soxco Acquisition") of substantially all of the natural gas and oil properties and related assets of Smith Offshore Exploration Company ("Soxco"). As of September 30, 1998, THEC Holdings Corp., a wholly-owned subsidiary of Brooklyn Union, holds approximately 64% of the outstanding shares of the Company's common stock. The Company's operations focus on the exploration, development and acquisition of domestic natural gas and oil properties offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin, East Texas, West Virginia and South Louisiana.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly- owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at September 30, 1998 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1997 is derived from the December 31, 1997 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, the Company's EPS are as follows:

                                                                   THREE MONTHS ENDED,        NINE MONTHS ENDED,
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                  --------------------      --------------------
                                                                   1998         1997         1998         1997
                                                                  -------      -------      -------      -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net income ............................................      $ 2,003      $ 5,525      $12,032      $14,660
                                                                  =======      =======      =======      =======
     Denominator:
     Weighted average shares outstanding ...................       23,896       23,333       23,725       23,333
     Add: dilutive securities ..............................
           Options .........................................          277          185          284          153
           Contingent shares ...............................           --          394           --          544
                                                                  -------      -------      -------      -------
     Total weighted average shares outstanding and dilutive
       securities ..........................................       24,173       23,912       24,009       24,030
                                                                  =======      =======      =======      =======

     Net income per share ..................................      $  0.08      $  0.24      $  0.50      $  0.63
                                                                  =======      =======      =======      =======
     Net income per share -- assuming dilution .............      $  0.08      $  0.23      $  0.50      $  0.61
                                                                  =======      =======      =======      =======


         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement cannot be applied retroactively and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company plans to adopt SFAS No. 133 effective January 1, 2000. Currently, the Company cannot estimate the impact of the statement on results of future operations; however, it believes that the impact will not be material.

NOTE 2 -- LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 1998           1997
                                                            -------------   ------------
                                                                    (IN THOUSANDS)
           Bank revolving credit facility ................      $ 91,000      $113,000
           8 5/8% Senior Subordinated Notes, due 2008 ....       100,000            --
                                                                --------      --------
               Total long-term debt ......................      $191,000      $113,000
                                                                ========      ========


         Credit Facility

         The Company has entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides a maximum commitment of $150 million, subject to borrowing base limitations. The Credit Facility was amended in March 1998 in connection with the Company's private placement of $100 million of senior subordinated notes and as of September 30, 1998, the available borrowing base was $135 million. In addition, up to $5 million of the Credit Facility is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on July 1, 2000 and is unsecured. At September 30, 1998, $91.0 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to September 30, 1998, the Company borrowed an additional $28.5 million under the Credit Facility to fund the acquisition of additional properties in South Louisiana and to make a downpayment of $8.5 million on the pending acquisition of certain properties in the Gulf of Mexico (see Note 6 -- Acquisitions). The Company intends to amend the Credit Facility prior to December 1, 1998 so that the $85.3 million purchase price of the pending acquisition of such properties, if completed, can be financed with borrowings under the Credit Facility.

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

         The Credit Facility, as amended, contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of
2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and (ii) a total debt to capitalization ratio of less than 60%. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of September 30, 1998, the Company was in compliance with all such covenants.

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

NOTE 5 -- RELATED PARTY TRANSACTIONS

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company will manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. At December 31, 1997, the balance sheet effect of this transaction was a $1.4 million reduction to the full cost pool for the down payment. The income statement effect for the three months ended September 30, 1998 and 1997 was a reduction to income tax expense of $0.3 million and $0.3 million, respectively, and $0.8 million and $1.2 million, respectively, for the nine months ended September 30, 1998 and 1997, representing benefits received from the Section 29 tax credits.

NOTE 6 -- ACQUISITIONS

         South Louisiana Acquisition

         On April 29, 1998, the Company completed the acquisition of certain natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in South Louisiana (the "South Louisiana Acquisition"). The properties and acreage acquired are located primarily in the South Lake Arthur and Lake Pagie Fields, located primarily in Vermilion Parish and Terrebonne Parish, respectively. The properties purchased represented approximately 41 Bcfe of net proved reserves as of November 1, 1997, and currently contain approximately 64 producing wells. The average net production in September 1998 attributable to such properties was approximately 11 MMcfe per day, net to the interest acquired by the Company. The purchase price of $53.2 million

(net of approximately $0.7 million for certain purchase price adjustments) was paid in cash, financed with borrowings under the Credit Facility.

         On October 16, 1998, the Company completed the acquisition of additional working interests in approximately 25 wells located in the South Lake Arthur Field. The natural gas and oil properties acquired consisted solely of incremental working interests in properties in which the Company had acquired a working interest via the South Louisiana Acquisition. The working interests acquired represented approximately 18 Bcfe of net proved reserves as of September 1, 1998. During September 1998, production averaged approximately 5 MMcfe per day, net to the interest acquired by the Company. The purchase price of $20.0 million will be adjusted for production revenues and operating expenses related to the acquired working interests between the September 1, 1998 effective date of the acquisition and the October 16, 1998 closing date. The purchase price was paid in cash, financed with borrowings under the Credit Facility.

         Pending Acquisition

         On November 5, 1998, the Company entered into an agreement to acquire from Chevron U.S.A. Production Company ("Chevron") a 100% working interest in Chevron's Mustang Island A-31 Field in the Gulf of Mexico (the "Pending Acquisition"). The Mustang Island A-31 Field is comprised of three adjacent blocks: Mustang Island A-22, A-31 and A- 32. The field has nine producing wells and three platforms. The Company expects to complete the Pending Acquisition effective December 1, 1998. The Company expects that the estimated net proved reserves associated with the properties to be acquired in the Pending Acquisition will be approximately 69 Bcfe as of the December 1, 1998 effective date, and that daily production, net to the interest to be acquired, will be approximately 37 MMcfe per day. The purchase price of $85.3 million will be paid in cash, financed by borrowings under the Credit Facility. The completion of the Pending Acquisition is subject to numerous conditions, including the completion of due diligence and the negotiation and execution of binding agreements, among others; accordingly, no assurances can be made that the Pending Acquisition will be consummated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the nine months ended September 30, 1997 and 1998. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         The Houston Exploration Company ("Houston Exploration" or the "Company") was incorporated in December 1985 to conduct certain of the natural gas and oil exploration and development activities of The Brooklyn Union Gas Company ("Brooklyn Union"). Brooklyn Union became a subsidiary of MarketSpan Corporation on May 29, 1998 through the combination of Brooklyn Union's parent company, KeySpan Energy Corporation, and Long Island Lighting Company. The Company initially focused primarily on the exploration and development of high potential prospects in the Gulf of Mexico. Effective February 29, 1996, Brooklyn Union implemented a reorganization of its exploration and production assets by transferring to Houston Exploration certain onshore producing properties and developed and undeveloped acreage. Subsequent to the reorganization, the Company has expanded its focus to include lower risk exploitation and development drilling on the onshore properties transferred or acquired, in addition to seeking opportunistic acquisitions both onshore and offshore. On July 2, 1996, the Company acquired certain natural gas and oil properties and associated pipelines located in Zapata County, Texas (the "TransTexas Acquisition") from TransTexas Gas Corporation and TransTexas Transmission Corporation (together, "TransTexas"). In September 1996, the Company completed its initial public offering ("IPO") of 7,130,000 shares of its Common Stock at $15.50 per share, resulting in net cash proceeds of approximately $101.0 million. Concurrently with the completion of the IPO, the Company completed the acquisition (the "Soxco Acquisition") of substantially all of the natural gas and oil properties and related assets of Smith Offshore Exploration Company ("Soxco"). On April 29, 1998 and October 16, 1998, the Company completed the acquisition (the "South Louisiana Acquisition") of certain natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage located in the South Lake Arthur and Lake Pagie Fields in South Louisiana. As of September 30, 1998, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of the Company's common stock. At December 31, 1997, the Company had net proved reserves of 337 Bcfe, 98% of which were natural gas and 78% of which were classified as proved developed.

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

         As of September 30, 1998, the Company estimates, using September prices, that actual capitalized costs of natural gas and oil properties exceeded the ceiling limitation imposed under full cost accounting rules by approximately $58.6 million, after taxes. Subsequent to September 30, 1998, however, natural gas prices increased substantially, such that the Company estimates, using October prices, that the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $5.6 million, after taxes. As a result, the Company is not required to write down of the carrying value of its natural gas and oil properties as of September 30, 1998. However, natural gas prices continue to experience volatility; thus, depending upon the strength of natural gas prices and the results of the Company's current drilling programs, the Company may be required to write down the carrying value of its natural gas and oil properties at the end of the fourth quarter of 1998.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement cannot be applied retroactively and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company plans to adopt SFAS No. 133 effective January 1, 2000. Currently, the Company cannot estimate the impact of the statement on results of future operations; however, it believes that the impact will not be material.

         Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business.

         To ensure year 2000 compliance, the Company has implemented a year 2000 review of all financial and operational systems and equipment. The assessment phase has been completed, and the Company is currently in the remediation phase and plans to begin testing systems and equipment in the first quarter of 1999. Based on reviews to date and preliminary information, the Company does not anticipate that it will incur any significant costs relating to the assessment and remediation of year 2000 issues. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not affect the Company's ability to continue exploration, drilling, production and sales activities. However, there can be no guarantee that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems and that a resulting system failure would not have a material adverse effect on the Company.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                            THREE MONTHS ENDED,              NINE MONTHS ENDED,
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                            1998            1997            1998            1997
                                                         ----------      ----------      ----------      ----------
          PRODUCTION:
              Natural gas (MMcfe) .................          15,122          13,330          46,118          35,147
              Oil (MBbls) .........................              60              39             164             111
              Total (MMcfe) .......................          15,482          13,564          47,102          35,813

          AVERAGE SALES PRICES:
              Natural gas (per Mcf) realized(1) ...      $     1.98      $     2.13      $     2.09      $     2.11
              Natural gas (per Mcf) unhedged ......            1.84            2.25            2.01            2.31
              Oil (per Bbl) .......................           11.00           17.79           12.65           18.71

          EXPENSES (PER MCFE):
              Lease operating .....................      $     0.29      $     0.25      $     0.25      $     0.27
              Severance tax .......................            0.08            0.07            0.08            0.07
              Depreciation, depletion and
                amortization ......................            1.28            1.14            1.26            1.10
              General and administrative, net .....            0.09            0.10            0.10            0.12

----------

(1)      Reflects the effects of hedging.


RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

         Production. Houston Exploration's production increased 14% from 13,564 MMcfe for the three months ended September 30, 1997 to 15,482 MMcfe for the three months ended September 30, 1998. The increase in production was primarily attributable to the Company's continued successful development drilling program in the Charco Field and the addition of new production from wells acquired in the South Louisiana Acquisition completed April 29, 1998. The Company has brought on-line 21 new Charco wells since September 30, 1997 and daily production has increased approximately 40% from 58 MMcfe/day during the third quarter of 1997, to 81 MMcfe/day during the third quarter of 1998. The onshore production growth, however, was offset by offshore production curtailments caused by tropical storms Charlie and Frances and hurricanes Earl and Georges during August and September 1998. In addition to shut-ins for tropical weather, High Island 38 encountered mechanical problems and was shut-in the first week of August 1998. High Island 38 came on-line in January 1998 and was producing approximately 10 MMcfe/day, net to the Company's interest. Because of hurricanes Earl and Georges during September, the workover was interrupted. The Company expects the High Island 38 workover to be completed by the first half of November 1998.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 5% from $29.1 million for the three months ended September 30, 1997 to $30.5 million for the three months ended September 30, 1998 as a result of the 14% increase in production offset in part by a 7% decrease in average realized natural gas prices, from $2.13 per Mcf for the three months ended September 30, 1997 to $1.98 per Mcf for the three months ended September 30, 1998.

         As a result of hedging activities, the Company realized an average gas price of $1.98 per Mcf for the three months ended September 30, 1998, which was 108% of the unhedged natural gas price of $1.84 per Mcf that otherwise would have been received, resulting in a $2.1 million increase in natural gas revenues for the three months ended September 30, 1998. For the corresponding three month period of 1997, the average realized gas price was $2.13 per

Mcf, which was 95% of the unhedged average gas price of $2.25 per Mcf, resulting in a decrease in natural gas revenues of $1.6 million for the three months ended September 30, 1997.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 29% from $3.4 million for the three months ended September 30, 1997 to $4.4 million for the three months ended September 30, 1998. On an Mcfe basis, lease operating expenses increased 16% from $0.25 for the three months ended September 30, 1997 to $0.29 for the three months ended September 30, 1998. The increase in lease operating expenses during the third quarter of 1998 is attributable to the continued expansion of operations in the Charco Field, combined with new offshore producing properties and the addition of the South Louisiana properties acquired in April 1998. On a per unit basis, the increase lease operating expenses reflects the addition of new producing properties as well as the effect of curtailed offshore production caused by tropical storms and hurricanes in the Gulf of Mexico during August and September 1998. Severance tax, which is a function of volume and revenues generated from onshore production, increased 33% from $0.9 million for the three months ended September 30, 1997 to $1.2 million for the three months ended September 30, 1998. On an Mcfe basis, severance tax increased from $0.07 per Mcfe, for the three months of 1997 to $0.08 per Mcfe, for the third quarter of 1998. The increase in both the severance tax expense and the rate per Mcfe is due to the increase in the Company's onshore production from the Charco Field and the addition of the onshore South Louisiana properties acquired in April 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 27% from $15.5 million for the three months ended September 30, 1997 to $19.7 million for the three months ended September 30, 1998. Depreciation, depletion and amortization expense per Mcfe increased 12% from $1.14 for the three months ended September 30, 1997 to $1.28 for the corresponding three months of 1998. The increase in depreciation, depletion and amortization expense was a result of the increased production from newly-developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable a higher level of capital spending in 1998 as compared to 1997.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.2 million and $0.3 million for the three months ended September 30, 1997 and 1998, respectively, increased 7% from $1.4 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998. The increase in general and administrative expenses reflects the continued growth and expansion of the Company and its operations. As the Company continues to grow and expand its workforce, the Company expects aggregate general and administrative expenses to increase. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.8 million and $2.0 million, respectively, for the three months ended September 30, 1997 and 1998. The increase in capitalized general and administrative expenses directly corresponds with the growth of the Company's technical workforce and the continued expansion of exploration and drilling operations. On an Mcfe basis, general and administrative expenses decreased 10% from $0.10 for the three months ended September 30, 1997 to $0.09 for the three months ended September 30, 1998. The lower rate per Mcfe during the third quarter of 1998 is attributable to the increase in the Company's production.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $0.1 million for the three months ended September 30, 1997 to $1.3 million for the three ended September 30, 1998. Capitalized interest increased from $1.7 million for three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998. The increase in aggregate interest expense was attributable to higher average debt levels during the third quarter of 1998. With the issuance of $100 million of senior subordinated indebtedness in March 1998, the Company expects its 1998 average debt levels to exceed those in 1997 and, accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes decreased 76% from an expense of $2.5 million for the three months ended September 30, 1997 to an expense of $0.6 million for the corresponding period of 1998. The decrease in income tax expense for the three months ended September 30, 1998 as compared to the corresponding period of 1997 is due to the 68% decrease in pretax income for the three months ended September 30, 1998.

         Operating Income and Net Income. Although production increased 14% for the quarter ended September 30, 1998 as compared to the corresponding quarter of 1997, natural gas prices decreased 7% and operating expenses increased 27%, causing operating income to decrease 52% from $8.1 million for the three months ended September 30, 1997 to $3.9 million for the three months ended September 30, 1998. Net income decreased 64% from $5.5 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998, reflecting higher interest expense during the third quarter of 1998.


Comparison of Nine Months Ended September 30, 1997 and 1998

         Production. Houston Exploration's production increased 32% from 35,813 MMcfe for the nine months ended September 30, 1997 to 47,102 MMcfe for the nine months ended September 30, 1998. The increase in production was primarily attributable to significant newly-developed production in the Charco Field, combined with new offshore production brought on-line since June 1997 and added production from wells acquired in the South Louisiana Acquisition, which was completed in April 1998.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 30% from $76.1 million for the nine months ended September 30, 1997 to $98.6 million for the nine months ended September 30, 1998 as a result of the 32% increase in production combined with a 1% decrease in average realized natural gas prices, from $2.11 per Mcf in the nine months ended September 30, 1997 to $2.09 per Mcf in the nine months ended September 30, 1998.

         As a result of hedging activities, the Company realized an average gas price of $2.09 per Mcf for the nine months ended September 30, 1998, which was 104% of the unhedged natural gas price of $2.01 per Mcf that otherwise would have been received, resulting in a $3.9 million increase in natural gas revenues for the nine month period. For the nine months ended September 30, 1997, the average realized gas price was $2.11 per Mcf, which was 91% of the unhedged average gas price of $2.31, resulting in a decrease to natural gas revenues of $7.3 million for the nine month period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 23% from $9.7 million for the nine months ended September 30, 1997 to $11.9 million for the nine months ended September 30, 1998. On an Mcfe basis, lease operating expenses decreased 7% from $0.27 for the first nine months of 1997 to $0.25 for the first nine months of 1998. The increase in lease operating expenses during the first nine months of 1998 is attributable to the significant expansion of operations in the Charco Field, combined with new offshore producing properties and the addition of the South Louisiana properties acquired in April 1998. The decrease in the lease operating expenses per Mcfe resulted from the 32% increase in production during the first nine months of 1998 as compared to the corresponding period of 1997. Severance tax, which is a function of volume and revenues generated from onshore production, increased 42% from $2.6 million for the nine months ended September 30, 1997 to $3.7 million for the nine months ended September 30, 1998. On an Mcfe basis, severance tax increased from $0.07 per Mcfe for the nine months ended September 30, 197 to $0.08 per Mcfe for the nine month periods ended September 30, 1998. The increase in severance tax expense and the rate per Mcfe reflects the added onshore production both at Charco and in South Louisiana during 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 50% from $39.5 million for the nine months ended September 30, 1997 to $59.3 million for the nine months ended September 30, 1998. Depreciation, depletion and amortization expense per Mcfe increased 15% from $1.10 for the nine months ended September 30, 1997 to $1.26 for the nine months ended September 30, 1998. The increase in expense was a result of the increased production from acquired as well as newly-developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable to an overall higher level of capital spending during 1998 as compared to 1997.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.7 million for both the nine month periods ended September 30, 1997 and 1998, increased 9% from $4.3 million for the nine months ended September 30, 1997 to $4.7 million for the nine months ended September 30, 1998. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $5.2 million and $5.9 million, respectively, for the nine months ended September 30, 1997 and 1998. The increase in aggregate general and administrative expense reflects the overall growth and expansion of the Company's operations. As the Company continues to grow and expand its workforce, aggregate general and administrative expenses are expected to increase. On an Mcfe basis, general and administrative expenses decreased 17% from $0.12 for the nine months ended September 30, 1997 to $0.10 for the nine months ended September 30, 1998. The lower rate per Mcfe during the first nine months of 1998 reflects the increase in the Company's production.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $0.5 million for the nine months ended September 30, 1997 to $2.5 million for the nine months ended September 30, 1998. Capitalized interest increased from $4.0 million for nine months ended September 30, 1997 to $7.1 million for the nine months ended September 30, 1998. The increase in aggregate interest expense was attributable to higher average debt levels during the first three quarters of 1998. With the issuance of $100 million of senior subordinated indebtedness in March 1998, the Company expects its 1998 average debt levels to exceed those in 1997 and, accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes decreased 4% from an expense of $5.5 million for the first nine months of 1997 to an expense of $5.3 million for the first nine months of 1998 due to the decrease in pretax income and a small decrease in the benefit received from Section 29 tax credits.

         Operating Income and Net Income. Although production increased 32% for the nine months ended September 30, 1998 as compared to the corresponding period of 1997, natural gas prices were flat and operating expenses increased 42%, causing operating income to decrease 4% from $20.7 million for the nine months ended September 30, 1997 to $19.8 million for the nine months ended September 30, 1998. Net income decreased 18% from $14.7 million for the nine months ended September 30, 1997 to $12.0 million for the nine months ended September 30, 1998, reflecting higher interest expense during the first nine months of 1998.


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

         As of September 30, 1998, the Company had a working capital deficit of $9.3 million and $43.6 million of borrowing capacity available under the Credit Facility. Net cash provided by operating activities for the nine months ended September 30, 1998 was $84.3 million compared to $64.8 million for the nine months ended September 30, 1997. The Company's cash position was increased during the nine months ended September 30, 1998 by a net increase in long-term debt of $78 million. The net increase in long-term debt resulted from the Company's issuance of $100 million of senior subordinated notes, offset in part by a net decrease of $22 million in borrowings under the Credit Facility.
Funds used in investing activities consisted of $166.5 million for investments in property and equipment, including the $53.2 million net purchase price of the South Louisiana Acquisition. As a result of these activities, cash and cash equivalents decreased $3.9 million from $4.7 million at December 31, 1997 to $0.8 million at September 30, 1998.

         The Company's initial capital expenditure budget (excluding acquisitions) for 1998 of $100 million was increased to $130 million in July 1998. As of September 30, 1998, the Company had spent $111 million on exploration and development and $55 million on acquisitions, which includes $53.2 million for the South Louisiana Acquisition, $1.2 million for four producing wells in the Charco Field and $1.2 million for an incremental working interest in a producing offshore property. In October 1998, the Company spent $20.0 million to purchase additional properties in South Louisiana. On November 5, 1998, the Company agreed to acquire from Chevron U.S.A. Production Company ("Chevron"), for $85.3 million in cash, a 100% working interest in Chevron's Mustang Island A-31 Field (the "Pending Acquisition"). The Company expects that the estimated net proved reserves associated with the properties to be acquired in the Pending Acquisition will be approximately 69 Bcfe as of the December 1, 1998 effective date of the acquisition, and that average daily production, net to interest to be acquired, will be approximately 37 MMcfe per day. The Company expects to complete the Pending Acquisition effective December 1, 1998. The budget includes amounts for development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through remainder of the year. No significant abandonment or dismantlement costs are anticipated through the remainder of 1998. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable.

         The Company has entered into the Credit Facility with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides a maximum loan amount of $150 million, subject to borrowing base limitations, on a revolving basis. The Credit Facility was amended in March 1998 in connection with the Company's private placement of $100 million of senior subordinated notes, and had a borrowing base of $135 million as of September 30, 1998. At September 30, 1998, $91.0 million was borrowed and $0.4 million was committed under outstanding letter of credit obligations. Subsequent to September 30, 1998, the Company borrowed an additional $28.5 million under the Credit Facility to fund the acquisition of additional properties in South Louisiana and to make a downpayment of $8.5 million on the Pending Acquisition. The Company intends to amend the Credit Facility prior to December 1, 1998 so that the $85.3 million purchase price of the Pending Acquisition, if completed, can be financed with borrowings under the Credit Facility.

         The Credit Facility matures on July 1, 2000. Advances under the Credit Facility bear interest, at the Company's election at (i) a fluctuating rate ("Base Rate") equal to the higher of the Federal Funds Rate plus 0.5% or Chase's prime rate or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a margin between 0.375% and 1.125% depending on the amount outstanding under the Credit Facility. Interest is due at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBIDTA") to cash interest and (ii) a total debt to capitalization ratio of less than 60%. The Credit Facility also restricts the Company's ability to purchase or redeem its capital stock or to pledge its oil and gas properties or other assets. As of September 30, 1998 the Company was in compliance with all Credit Facility covenants. The borrowing base under the Credit Facility is determined by Chase in its discretion in accordance with Chase's then current standards and practices for similar oil and gas loans taking into account such factors as Chase deems appropriate.

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

         The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company traditionally employs swaps, collars and options for risk management. The Company generally places hedging instruments with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. Neither the hedging contracts nor the unrealized gains or losses on these contracts, if any, are recognized in the consolidated financial statements.

         As of September 30, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of October 1998 was 5,251 MMcf (5,361 MMBtu).


                   FIXED PRICE SWAPS                 COLLARS                        OPTIONS
                   ------------------      -----------------------------  ---------------------------
                               NYMEX                        NYMEX                   NYMEX
                    VOLUME   CONTRACT       VOLUME      CONTRACT PRICE    VOLUME    STRIKE
    PERIOD         (MMBTU)     PRICE       (MMBTU)     FLOOR     CEILING  MMBTU)    PRICE    PUT/CALL
 -------------     -------   --------      -------    -------   --------  ------   -------   --------
 October 1998       1,800    $  2.01        2,400     $  2.06   $  2.20   310      $  2.20   Put
                                                                          930      $  2.50   Call
 November 1998                              2,100     $  2.00   $  2.29   300      $  2.00   Put
                                                                          300      $  2.20   Call
 January 1999                                 930     $  2.50   $  3.00

 February 1999                                280     $  2.40   $  2.90


         As of October 31, 1998, the Company had no commodity hedging contracts extending beyond February 1999. The Company has entered into basis swaps with respect to more than 50% of the indicated NYMEX hedged volume.

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

PART II.         OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

    EXHIBIT NO.                         DESCRIPTION

    *    27.1      -  Financial Data Schedule.

------------------
*        Filed herewith.

         (b)     Reports on Form 8-K:

                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE HOUSTON EXPLORATION COMPANY


                                  By:        /s/ James G. Floyd
                                     -----------------------------------------
                                               James G. Floyd
Date: November 11, 1998               President and Chief Executive Officer



                                  By:        /s/ James F. Westmoreland
                                     -----------------------------------------
                                               James F. Westmoreland
Date: November 11, 1998               Vice President, Chief Accounting Officer,
                                      Comptroller and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NO.             DESCRIPTION
-------         -----------
* 27.1          Financial Data Schedule

---------------------
*  Filed herewith.