Form 10-K405
period 1998-12-31
HOUSTON EXPLORATION CO
filed 1999-03-23
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                          COMMISSION FILE NO. 001-11899

                      ------------------------------------


                         THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                        22-2674487
    (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

       1100 LOUISIANA, SUITE 2000
             HOUSTON, TEXAS                                     77002-5219
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         -------------------------------


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $162,321,697 as of March 22, 1999, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $18.875 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 22, 1999, 23,895,040 shares of Common Stock were outstanding.

                     INCORPORATION OF DOCUMENTS BY REFERENCE

     Portions of The Houston Exploration Company's definitive proxy statement relating to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.


================================================================================

      This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, government regulation, environmental matters and competition. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K. For additional discussion of these risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report on Form 10-K.

      Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiaries on a consolidated basis. Certain terms used herein relating to the oil and gas industry are defined in "Glossary of Oil and Gas Terms" included on pages G-1 through G-3 of this Annual Report on Form 10-K.

PART I.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

      The Houston Exploration Company ("Houston Exploration" or the "Company") is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's offshore properties are located primarily in the shallow waters (up to 600 feet) of the Gulf of Mexico, and its onshore properties are located in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. The Company has utilized its geological and geophysical expertise to grow its reserve base through a combination of high potential exploratory drilling in the Gulf of Mexico and lower risk, high impact exploitation and development drilling onshore. The Company believes that the lower risk projects and more stable production associated with its onshore properties complement its high potential exploratory prospects in the Gulf of Mexico by balancing risk and reducing volatility.

      The Company has achieved significant growth in net proved reserves, production and revenues over the past five years. Net proved reserves increased at a compound annual rate of 41% from 121 Bcfe at December 31, 1993 to 480 Bcfe at December 31, 1998. Annual production increased at a compound annual rate of 28% from 23 Bcfe in 1994 to 63 Bcfe in 1998. At the close of 1998, daily production averaged 190 MMcfe per day. Natural gas and oil revenues increased from $42 million in 1994 to $127 million in 1998. At December 31, 1998, net proved reserves were 480 Bcfe with a discounted present value of cash flows before income taxes ("PV-10%") of $413 million.

      The Company believes that its primary strengths are its high quality reserves, its substantial inventory of high potential exploration, exploitation and development opportunities, its expertise in generating new prospects, its geographic focus and its low-cost operating structure. Approximately 98% of the Company's net proved reserves at December 31, 1998 were natural gas and approximately 80% were classified as proved developed. The Company operates approximately 90% of its production.

      The geographic focus of the Company's operations in the Gulf of Mexico and core onshore areas enable it to manage a large asset base with a relatively small number of employees and to add and operate production at relatively low incremental costs. The Company achieved lease operating expenses (excluding severance taxes) of $0.26 per Mcfe of production and net general and administrative expenses of $0.10 per Mcfe of production for the year ended December 31, 1998. The Company believes that these expense levels are among the lowest within its peer group.

      The Company was incorporated in Delaware in December 1985 to conduct offshore natural gas and oil exploration drilling and development operations in the Gulf of Mexico on behalf of The Brooklyn Union Gas Company ("Brooklyn Union"). In February 1996, Brooklyn Union reorganized its exploration and production assets and transferred to Houston Exploration its onshore producing properties. Subsequent to the reorganization, the Company has expanded its focus to include lower risk exploitation and development drilling on the onshore properties transferred, in addition to seeking acquisitions both onshore and offshore that primarily offer unexploited reserve potential and/or that are located in existing core operating areas. The Company's current operations focus offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia.

      In September 1996, the Company completed an initial public offering (the "IPO") of 7,130,000 shares of Common Stock at $15.50 per share, resulting in net cash proceeds of $101 million. As of December 31, 1998, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of Common Stock. In May 1998, Brooklyn Union became a subsidiary of MarketSpan Corporation, through the combination of Brooklyn Union's parent company, KeySpan Energy Corporation ("KeySpan"), and Long Island Lighting Company ("LILCO"). MarketSpan, a diversified energy provider doing business as KeySpan Energy: (i) distributes natural gas, through its subsidiary Brooklyn Union, to a customer base of 1.6 million in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LIPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

      The Company's principal executive offices are located at 1100 Louisiana, Suite 2000, Houston, Texas 77002 and its telephone number is (713) 830-6800.

BUSINESS STRATEGY

      The Company's strategy is to continue to increase its reserves, production and cash flow by pursuing internally generated exploration prospects, primarily in the Gulf of Mexico, by conducting development and exploitation drilling on its onshore and offshore properties and by making selective opportunistic acquisitions. Over the past five years, the Company has: (i) added 554 Bcfe of net proved reserves through exploration, acquisitions, and exploitation and development; (ii) produced a total of 191 Bcfe; (iii) added total net proved reserves due to extensions, discoveries and revisions equal to approximately 116% of cumulative production; (iv) added total net proved reserves, including reserves added through acquisitions, equal to approximately 290% of cumulative production. During 1998, the Company increased production by more than 22%, from 51 Bcfe in 1997 to 63 Bcfe in 1998.

      The Company focuses on the following elements in implementing this strategy:

High Potential Exploratory and Development Drilling in the Gulf of Mexico

      The Company plans to drill approximately 10 exploratory wells in the Gulf of Mexico in 1999. The successful completion of any one of these wells could substantially increase the Company's reserves. Over the past five years, the Company has drilled 19 successful exploratory wells and 14 successful development wells in the Gulf of Mexico, representing a historical success rate of 65%. The Company believes it has assembled a four year inventory of exploration and development drilling opportunities in the Gulf of Mexico, principally in shallow waters. The Company holds interests in 86 lease blocks, representing 439,896 gross (355,129 net) acres, in federal and state waters in the Gulf of Mexico, of which 27 are currently producing. The Company has a 100% working interest in 52 of these lease blocks and a 50% or greater working interest in 19 other lease blocks. The Company anticipates that approximately $55 million of its $90 million 1999 capital expenditure budget (excluding acquisitions) will be spent on offshore projects. In addition, the Company intends to continue its participation in federal lease sales and to actively pursue attractive farm-in opportunities as they become available. The Company's management believes that the Gulf of Mexico area remains attractive for future exploration and development activities due to the availability of geologic data, remaining reserve potential and the infrastructure of gathering systems, pipelines, platforms and providers of drilling services and equipment. Based on 1998 annual production, the Company's offshore reserves have a reserve to production ratio of 9.3 years. At the end of 1998, average net production from the Company's Gulf of Mexico properties was approximately 71 MMcfe per day.

Lower Risk, High Impact Exploitation and Development Drilling Onshore

      The Company owns significant onshore natural gas and oil properties in South Texas, South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia. These properties account for approximately 61% of its net proved reserves at December 31, 1998. Complementing the Company's offshore properties, the Company's onshore properties are characterized by relatively longer reserve lives and more predictable production. Over the past five years, the Company has drilled or participated in the drilling of 83 successful development wells and 7 successful exploratory wells onshore representing a historical drilling success rate of 78%. The Company has identified an extensive inventory of more than 150 potential onshore drilling locations, of which approximately 100 are located in the Charco Field in South Texas. The Company anticipates that approximately $35 million of its $90 million 1999 capital expenditure budget (excluding acquisitions) will be spent on onshore projects, including the drilling of approximately 25 wells. Based on 1998 annual production, the Company's onshore reserves have a reserve to production ratio of
6.8 years. At the end of 1998, average net production from the Company's onshore properties was approximately 119 MMcfe per day.

Opportunistic Acquisitions

      The Company's primary strategy to grow its reserves through the drillbit is supplemented by the Company's continuing pursuit of opportunistic acquisitions of properties with unexploited reserve potential. The Company targets properties (i) that it can operate, (ii) that are either in the Gulf of Mexico or onshore in existing core operating areas or in new geographic areas in which the Company believes it can establish a substantial concentration of properties and operations, and (iii) that provide a base for further exploration and development. The Company has a successful track record of building its reserves through opportunistic acquisitions onshore and in the Gulf of Mexico and successfully exploiting those reserves. Since the acquisition of the Charco Field in July of 1996, the Company has drilled 40 successful wells, added 79 Bcfe in reserves and produced 56 Bcfe. In April 1998, the Company acquired a new core area of operations onshore in South Louisiana. The Company believes South Louisiana is a natural extension from the Company's Gulf of Mexico operations as the geology and 3-D geophysical applications are similar. In November 1998, the Company acquired three producing offshore blocks in the Mustang Island area in the Gulf of Mexico which are in close proximity to the Company's existing areas of operation and technical expertise. The Company is currently drilling a development well at Mustang Island A-32 to fully exploit the undeveloped reserve potential of these recently acquired properties.

High Percentage of Operated Properties

      The Company prefers to operate its properties in order to manage production performance while controlling operating expenses and the timing and amount of capital expenditures. Properties operated by the Company account for approximately 90% of its production. Because of the recent sharp decline in activity in the oil and gas industry and more favorable drilling rig rates, the Company does not currently have any rigs under long-term contract. The Company also pursues cost savings through the use of outside contractors for much of its offshore field operations activities. As a result of these and other factors, the Company achieved lease operating expense (excluding severance taxes) of $0.26 per Mcfe of production and net general and administrative expense of $0.10 per Mcfe of production for the year ended December 31, 1998.

Use of Advanced Technology for In-House Prospect Generation

      The Company generates virtually all of its exploration prospects utilizing in-house geological and geophysical expertise. The Company uses advanced technology, including 3-D seismic and in-house computer-aided exploration technology, to reduce risks, lower costs and prioritize drilling prospects. The Company has assembled a library of approximately 3,100 square miles of 3-D seismic data, covering 3-D seismic surveys on the majority of its offshore lease blocks and other possible lease and acquisition prospects, and approximately 76,000 linear miles of offshore 2-D seismic data. During 1998, the Company began processing a 30 square mile block of 3-D seismic data acquired during 1997 and 1998 on acreage in Navarro County in East Texas and in January 1999, began drilling its first exploratory well on the South Kerens Prospect. The Company has 15 geologists and geophysicists with a combined average industry experience of over 25 years and 10 geophysical workstations for use in interpreting 3-D seismic data. The availability of 3-D seismic data for Gulf of Mexico properties at reasonable costs has improved the Company's ability to identify exploration and development prospects in its existing inventory of properties and to define possible lease and acquisition prospects.

Geographically Focused Operations

      Focusing drilling activities on properties in relatively concentrated offshore and onshore areas permits the Company to utilize its base of geological, engineering, exploration and production experience in these regions. The Company currently operates in six areas of geographic concentration - the Gulf of Mexico, South Texas, South Louisiana, the Arkoma Basin, East Texas, and West Virginia - and continues to evaluate and may add additional core areas in the future. During 1998, the Company added a new core area of operations onshore in South Louisiana and acquired new offshore producing properties in the Mustang Island area in close proximity to existing producing platforms and facilities. The geographic focus of the Company's operations allows it to manage a large asset base with a relatively small number of employees and enables the Company to add production at relatively low incremental costs.

      The following table sets forth information regarding the Company's reserves associated with its properties in the Gulf of Mexico, the Charco Field in South Texas, onshore in South Louisiana and the Company's other onshore properties:


                               NET PROVED RESERVES
                             AS OF DECEMBER 31, 1998

                                            PERCENT OF        GAS             OIL            TOTAL
                                          TOTAL RESERVES     (MMCF)         (MBBLS)         (MMCFE)
                                          --------------   -----------    -----------     -----------
Gulf of Mexico..........................        39%            183,486          1,016         189,582
Charco Field............................        29%            136,819             58         137,167
South Louisiana.........................        13%             57,538            434          60,142
Other Onshore...........................        19%             92,604            142          93,456
                                                           -----------    -----------     -----------
                                                               470,447          1,650         480,347
                                                           ===========    ===========     ===========

      RECENT ACQUISITIONS

      South Louisiana Acquisition

      On April 29, 1998, the Company completed the acquisition of certain natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in South Louisiana. The properties and acreage acquired are located primarily in the South Lake Arthur and Lake Pagie Fields, located primarily in Vermilion Parish and Terrebonne Parish, respectively, and currently contain 57 producing wells. As of December 31, 1998, these properties represented 60 Bcfe of proved reserves. The net purchase price of $53.2 million was paid in cash, financed with borrowings under the Company's Credit Facility.

      On October 16, 1998 and November 11, 1998, the Company completed the acquisition of additional working interests in approximately 25 wells located in the South Lake Arthur Field. The natural gas and oil properties acquired consisted solely of incremental working interests in properties in which the Company had previously acquired a working interest in April 1998. The combined net purchase price of $24.8 million was paid in cash, financed with borrowings under the Company's Credit Facility. The Company's working interests in these South Louisiana properties average between 50% and 60%.

      Chevron Acquisition

      On November 30, 1998, the Company acquired from Chevron U.S.A. Inc. a 100% working interest in Chevron's Mustang Island A-31 Field in the Gulf of Mexico. The Mustang Island A-31 Field is comprised of three adjacent blocks: Mustang Island A-22, A-31 and A-32. The field has nine producing wells and three platforms. The properties acquired are in close proximity to five of the Company's producing blocks in the Mustang Island area. As of December 31, 1998, these properties represented 69 Bcfe of proved reserves. In addition to existing operations in the Mustang Island area, the Company holds interests in 19 undeveloped blocks in this same area. The net purchase price of $84.9 million was paid in cash, financed in part by borrowings under the a revolving credit facility established with KeySpan. See Note 2 to the Company's Consolidated Financial Statements.

GULF OF MEXICO PROPERTIES

      The Company holds interests in 86 offshore blocks, of which 27 are currently producing. The Company operates 21 of these blocks, accounting for approximately 82% of the Company's offshore production. The following table lists the Company's average working interest, net proved reserves and the operator for the Company's nine largest offshore properties as of December 31, 1998. These properties represent over 90% of the Company's Gulf of Mexico proved reserves and 70% of its offshore production during 1998:


                    NET PROVED RESERVES AT DECEMBER 31, 1998

                                                                                      AVERAGE
                                           GAS            OIL            TOTAL        WORKING
              FIELD                       (MMCF)        (MBBLS)         (MMCFE)       INTEREST          OPERATOR
--------------------------------------- ----------     ----------     ----------     ----------        -----------
Mustang Island Block A-31/32...........     67,715            159         68,669        100.0%          Company
East Cameron Blocks 82/83..............     36,001            346         38,077         97.8%          Company
Mustang Island Blocks 858/868..........     13,825            237         15,247         79.0%          Company
High Island Block 38...................     13,632             82         14,124         40.0%          Third Party
West Cameron Blocks 76/77/60/61 Unit...     10,526             72         10,958         10.9%          Third Party
Matagorda Island Block 651.............      8,319              5          8,349         79.6%          Company
Mustang Island Block 807...............      6,896             19          7,010        100.0%          Company
South Marsh Island 252/253.............      5,537             11          5,603         70.0%          Company
Mustang Island Block 759...............      4,811              9          4,865         25.0%          Third Party
All Other Gulf of Mexico (8 fields)....     16,224             76         16,680
                                        ----------     ----------     ----------
Total Gulf of Mexico...................    183,486          1,016        189,582
                                        ==========     ==========     ==========

      During 1998, the Company drilled two successful exploratory wells and one successful development well on its Gulf of Mexico properties. During this same period, the Company drilled five exploratory wells and one development well that were not successful. Capital spending associated with the Company's Gulf of Mexico properties during 1998 was $180.6 million, including $55.4 million for exploratory drilling, $16.0 million for development drilling and $109.2 million for property acquisitions and leasehold costs. During 1998, the Company acquired the Mustang A-31/32 field for $84.9 million and additional working interests in South Marsh Island 252/253 for $1.2 million.

      During 1999, the Company intends to focus on exploratory drilling in the Gulf of Mexico and plans to drill approximately 10 exploratory wells, along with limited development drilling. The Company's planned exploratory projects are located in Mustang Island Blocks 859, 842, A-113/114, 990 and 138/139, South Padre Island Block 1030, Sabine Pass 16, South Timbalier Block 318 and Brazos Block A-40. As of March 22, 1999, the Company was drilling or participating in the drilling of one exploratory well, Mustang Island 859; two development wells: one at West Cameron 76 and the other at Mustang Island A-32, and was participating in the completion and installation of the production facilities at Galveston Island 144, which was drilled in 1998. The following is a summary description of the Company's exploration and development activity during 1998.

      Mustang Island Block 858/868. The Company holds an 82.5% working interest in Mustang Island Block 858 and a 65% working interest in Mustang Island Block
868. The property has three producing wells and two platforms. The Company began drilling one exploratory well and one development well at the end of 1997. The exploratory well was drilled to a target depth of 14,500 feet. The well was logged and determined to be unproductive in January 1998 and was plugged. The development well was drilled to a total depth of 13,500 feet. The Company was unable to complete the well due to mechanical problems and the well plugged and temporarily abandoned in February 1998.

      East Cameron Blocks 82/83. The Company holds an average working interest of 97.8% in East Cameron Blocks 82/83. The property currently has seven producing wells. East Cameron 82 has three production caissons and East Cameron 83 has one platform and one caisson. During 1998, the Company drilled one exploratory well, the East Cameron 83 #2 and one development well, East Cameron 83 #3. The East Cameron 83 #2 well began producing at the end of July 1998. The East Cameron 83 #3 well and new production facilities were installed in the fourth quarter of

1998. Initial production began late November 1998; however, mechanical problems and weather delayed bringing the well up to optimum producing capacity until the second week of January 1999. Currently, East Cameron 82 and 83 are producing at a combined rate of approximately 13,600 Mcfe/d, net to the Company's interest.

      High Island Block 38. The Company holds a 40% working interest in High Island Block 38. The Company participated in the successful drilling of an exploratory well that was completed in the third quarter of 1997. Production facilities were completed in January 1998 and initial production commenced in late January 1998 at a flow rate of approximately 10,000 Mcfe/d, net to the Company. In late July of 1998, the well experienced a gravel pack failure and was shut-in. The operator, Burlington Resources, began a workover in late August 1998. Houston Exploration took over operation of the workover October 1998. The Company has encountered mechanical difficulties and is currently continuing the workover effort. If the recompletion of the well is successful, Houston Exploration will obtain a 100% working interest in the lower productive zone and will have a 40% working interest in the upper zones; however, the Company cannot guarantee that it will be successful in the recompletion.

      Mustang Island Block A-31/32. The Company began drilling an exploratory well at Mustang Island A-32 in January 1998. The Company's working interest was 90% and the well was drilled to a total depth of 12,000 feet. The well was logged in February 1998. The Company decided that completion and installation of production facilities would be uneconomical and the well was temporarily abandoned. However, since the completion of the Chevron Acquisition in November 1998, the Company is reconsidering the economics of completion of the well as it is in close proximity to the newly acquired production facilities. The Mustang Island A-31/32 complex currently has three platforms and nine producing wells. Daily production currently averages approximately 30,000 Mcfe/d, net to the Company's interest. The Company is currently drilling its first development well, the B-8, from the platform at Mustang Island A-32 to fully exploit the reserves acquired.

      West Cameron Block 174. The Company has a 100% working interest in West Cameron 174 and drilled one unsuccessful exploratory well during the second quarter of 1998. The well was drilled to a total depth of 14,300 feet and no commercially productive amounts of hydro-carbons were discovered.

      Galveston Island 144. The Company participated in the drilling of two exploratory wells at Galveston 144 during 1998. The first well, the #1, in which the Company has a 33% working interest, was successfully drilled to a total depth of 14,500 feet in May of 1998. Drilling began on the second well soon after the #1 well was determined to be successful. The Company's working interest in the #2 well is 50%. The #2 well reached its targeted objective in mid-October 1998, but was determined to be unproductive and was plugged and abandoned. In January 1999, the operator, Mariner Energy, began completion of the #1 well and installation of the production facilities. Initial production is expected at the beginning of the second quarter of 1999.

      Mustang Island 862-L. The Company has a 100% working interest in Mustang Island 862-L and drilled one unsuccessful exploratory well during the third quarter of 1998. The well was drilled to a total depth of 13,000 feet and no commercially productive amounts of hydro-carbons were discovered

      West Cameron 76/77/60/61. The Company holds an average working interest of 10.6% in West Cameron 76/77. The property has two platforms and five producing wells. The Company participated in the drilling of a deep directional test at West Cameron 76 during 1998. The exploratory well was successfully drilled to a total depth of 25,000 feet. The well was completed and tied into existing production facilities in January of 1999 and is currently producing at a rate of 1,930 Mcfe/d, net to the Company. As soon as the exploratory well was completed, drilling began on a development well in the same reservoir. The development well is currently being completed at depth of approximately 16,500 feet. Initial production is expected at the beginning of the second quarter of 1999.

ONSHORE PROPERTIES

      The Company also owns significant onshore natural gas and oil properties in South Texas, South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia. These properties represent interests in 1,179 gross (764 net) wells, approximately 84% of which the Company is the operator of record, and 174,513 gross (125,595 net) acres.

      The following table lists the Company's average working interest and net proved reserves for its core onshore areas of operation as of December 31, 1998, representing 99% of the Company's onshore reserves:

                                                                                  NET PROVED RESERVES AT
                                                                                     DECEMBER 31, 1998
                                                                              -------------------------------
                                                             AVERAGE
                                                             WORKING           GAS        OIL         TOTAL
                        FIELD                                INTEREST         (MMCF)     (MBLS)       (MMCFE)
                        -----                                --------         ------     ------       -------
Charco Field (South Texas)................................      95%          136,819      58           137,167
South Lake Arthur and Lake Pagie (South Louisiana)........      55%           57,538      434           60,142
Chismville/Massard Field (Arkansas).......................      73%           50,918      --            50,918
Wilburton, Panola and Surrounding Fields (Oklahoma).......      23%            9,200      --             9,200
Willow Springs and Surrounding Fields (East Texas)........      53%           10,710      80            11,190
Appalachian Area (West Virginia)..........................      60%           21,776      62            22,148

      During 1998 the Company established a new core area of operations in South Louisiana. The Company drilled or participated in the drilling of 23 successful development wells and one successful exploratory wells on its onshore properties during 1998. During this same period, the Company drilled or participated in the drilling of four development wells that were not successful. Capital spending associated with the Company's onshore drilling program during 1998 was approximately $121.9 million, including $35.0 million for development, $0.2 million for exploration and $86.7 million for property acquisition and leasehold costs. Onshore property acquisitions during 1998 included $78.0 million for the entire South Louisiana Acquisition and $1.2 million for four additional wells and related acreage in the Charco Field.

      For 1999 the Company has budgeted funds to drill approximately 15 wells in the Charco Field, three wells in South Louisiana, four wells in the Arkoma Basin and two wells in East Texas. The Company has identified enough additional development and exploratory projects on its existing acreage to maintain an active drilling program for the next four to six years.

      The following is a description of the Company's most significant onshore properties:

      Charco Field. The Charco Field is located in Zapata County, Texas. The Company acquired its properties in the Charco Field in July 1996 from TransTexas Gas Corporation and TransTexas Transmission Corporation. The Company owns a 95% working interest in the approximately 195 active wells in the Charco Field, all of which are operated by the Company. The Company commenced an active drilling and workover program beginning in the fourth quarter of 1996 to fully exploit this property and currently has two drilling rigs running. During 1998 and 1997, the Company successfully drilled 17 and 22, development wells, respectively, and drilled a total of eight unsuccessful development wells. At year end 1998, the Company's Charco Field properties had average production of 76,000 Mcfe/d, net to the Company. Daily production is expected to increase as new development wells are brought on-line. The Company is continuing its interpretation of 3-D seismic data covering 148 square miles of its Charco Field properties. Subsequent to year end, the Company has successfully drilled and completed two development wells and is currently drilling two new development wells.

      South Lake Arthur and Lake Pagie Fields. The South Lake Arthur Field is located primarily in Vermilion Parish and the Lake Pagie Field is located primarily in Terrebonne Parish, both in South Louisiana. The Company acquired the producing properties together with undeveloped acreage initially in April 1998 and purchased additional interests in South Lake Arthur wells in October and November 1998. The Company owns interests in 57 producing wells, of which it operates 13 wells. Working interests in these wells range from 2% to 70% and average 55%. During 1998, the Company participated in one successful development well with a working interest of 30%, located in Lake Pagie. At the end of 1998, production from the South Louisiana properties averaged approximately 12,000 Mcfe/d, net to the Company's interest. Subsequent to year end 1998, the Company participated in the drilling of one unsuccessful development well with a working interest of 30% and is currently participating in the drilling of another development well with a working interest of 60%.

      Chismville/Massard Field. The Chismville/Massard Field is located in Logan and Sebastian Counties, Arkansas. The Company owns working interests in approximately 154 active wells, of which it operates 80 wells. Working interests in these wells range from 11% to 100% and average approximately 73%. During 1998, the Company successfully completed 4 gross (1.7 net) development wells and participated in the drilling of one unsuccessful development well with a working interest of 95%. Currently the Company is completing one successful development well with a working interest of 82% and has plans to spud three additional wells in the first quarter of 1999. At the end of 1998, production averaged 13,500 Mcfe/d, net to the Company.

      Willow Springs and Surrounding Fields. The Willow Springs Field is located in Gregg County, Texas, with surrounding fields located in Panola and Harrison Counties, Texas. The Company owns working interests in 54 active wells, of which it operates 20 wells. Working interests in these wells range from 3% to 100% and average approximately 53%. At the end of 1998, production averaged 3,200 Mcfe/d, net to the Company.

      Wilburton, Panola and Surrounding Fields. The Wilburton and Panola Fields are located in Latimer County, Oklahoma. The Company owns working interest in 48 active wells, of which it operates 15 wells. Working interests in these wells range from 1% to 63% and average approximately 23%. During 1998, the Company participated in the successful drilling of one development well in which it had a working interest of 11%. Currently, the Company is participating in the drilling of one development well, in which it has a small working interest of 0.8%. At of the year end 1998, production averaged 5,000 Mcfe/d, net to the Company.

      Appalachian Area. The Belington, Clarksburg and Seneca Upshur Fields are located in Barbour, Randolph, Upshur and Mingo Counties, West Virginia. The Company owns working interests in 669 producing wells, substantially all of which are operated by the Company. Working interests in these wells range from 6% to 100% and average approximately 60%. At year end 1998, production averaged 5,000 Mcfe/d, net to the Company.

ADDITIONAL FUTURE PROJECTS

      In addition to the properties described above, the Company has accumulated a large inventory of offshore leases comprised of 298,850 undeveloped gross (269,346 net) acres. These leases are under review by the Company's geologists and geophysicists based upon 3-D seismic data acquired in recent years. The Company has established a team of geologists and geophysicists to continually evaluate unleased acreage offshore which will be available at upcoming lease sales. The Company is also actively pursuing farm-ins from other companies, interests in joint ventures and potential acquisitions. Finally, the Company is also evaluating its producing properties for workovers and recompletions which it will undertake in the next several years.

NATURAL GAS AND OIL RESERVES

      The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1998, 1997 and 1996, and the present values attributable to these reserves at such dates. The reserve data and present values as of December 31, 1998 and 1997 were prepared by Netherland, Sewell & Associates, Inc. ("NSA") and Miller and Lents, Ltd. ("Miller and Lents"), independent petroleum engineering consultants. The reserve data and present values as of December 31, 1996 were prepared by NSA, Miller and Lents, and Ryder Scott Company ("Ryder Scott").

                                                                        AS OF DECEMBER  31,
                                                              ----------------------------------------
                                                                1998            1997            1996
                                                              --------        --------        --------
                                                                       (IN THOUSANDS)
Net Proved Reserves(1):
   Natural gas (MMcf)................................          470,447         330,601         320,474
   Oil (MBbls).......................................            1,650           1,077           1,131
   Total (MMcfe).....................................          480,347         337,063         327,260
Present value of future net revenues before income
  taxes(2)...........................................         $412,933        $377,065        $577,000
Standardized measure of discounted future net cash
  flows(3)...........................................         $396,060        $315,380        $452,582

---------------------------

(1) NSA and Miller and Lents prepared reserve data and present values with respect to properties comprising approximately 68% and 32%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1998, and 73% and 27%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1997. NSA, Miller and Lents and Ryder Scott prepared reserve data and present values with respect to properties comprising approximately 47%, 30% and 23%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1996.

(2) The present value of future net revenues attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. Average prices per Mcf of natural gas, used in making such present value determinations as of December 31, 1998, 1997 and 1996 were $1.83, $2.31 and $3.41, respectively. Average prices per Bbl of oil used in making such present value determinations as of December 31, 1998, 1997 and 1996 were $10.65, $17.23 and $22.94, respectively. Such amounts reflect the effects of the Company's hedging contracts.

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

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 1998, 1997 and 1996.

                                                                 YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------
                                            1998                       1997                      1996
                                     ---------------------     ---------------------      ---------------------
                                      GROSS         NET         GROSS          NET         GROSS          NET
                                     -------      --------     --------      -------      -------      --------
OFFSHORE DRILLING ACTIVITY:
Exploratory:
     Productive.....................       2           1.3            6          3.7            6           4.2
     Non-Productive.................       5           4.2            3          2.3            4           2.2
                                     -------      --------     --------      -------      -------      --------
          Total.....................       7           5.5            9          6.0           10           6.4
 Development:
     Productive.....................       1           1.0            1          0.2            1           0.5
     Non-Productive.................       1           0.8            1          0.8           --            --
                                     -------      --------     --------      -------      -------      --------
          Total.....................       2           1.8            2          1.0            1           0.5

ONSHORE DRILLING ACTIVITY:
 Exploratory:
     Productive.....................       1           0.3            2          0.1            1           0.1
     Non-Productive.................      --            --            2          0.6            3           2.2
                                     -------      --------     --------      -------      -------      --------
          Total.....................       1           0.3            4          0.7            4           2.3
 Development:
     Productive.....................      23          18.2           33         29.1            9           6.5
     Non-Productive.................       4           3.8            8          7.7            1           1.0
                                     -------      --------     --------      -------      -------      --------
          Total.....................      27          22.0           41         36.8           10           7.5

PRODUCTIVE WELLS

      The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1998.

                   COMPANY          COMPANY OPERATED WELLS        NON-OPERATED WELLS      TOTAL PRODUCTIVE WELLS
                   OPERATED         ----------------------       --------------------     ----------------------
                   PLATFORMS         GROSS           NET          GROSS        NET         GROSS          NET
                   ---------        -------        -------       --------    --------     --------     ---------
OFFSHORE
    Gas............      21              53            39.5            11         2.2           64          41.7
    Oil............      --              --             --              4         0.5            4           0.5
                    -------         -------        -------       --------    --------     --------     ---------
    Total..........      21              53            39.5            15         2.7           68          42.2
                    =======         =======        ========      ========    ========     ========     =========

ONSHORE
    Gas............                     986             719           205        54.2        1,175         761.3
    Oil............                       2             1.9             2         0.5            4           2.4
                                    -------        --------      --------    --------     --------     ---------
    Total..........                     988           720.9           207        54.7        1,179         763.7
                                    =======        ========      ========    ========     ========     =========

      Productive wells consist of producing wells capable of production, including gas wells awaiting connections. Wells that are completed in more that one producing horizon are counted as one well.

ACREAGE DATA

      The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest as of December 31, 1998. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not such acreage contains proved reserves:

                              DEVELOPED ACRES            UNDEVELOPED ACRES
                        --------------------------- ---------------------------
                            GROSS          NET          GROSS          NET
                        ------------- ------------- ------------- -------------
Offshore(1)...........        141,046        85,783       298,850       269,346
Onshore...............        156,314       112,119        18,199        13,476
                        ------------- ------------- ------------- -------------
         Total........        297,360       197,902       317,049       282,822
                        ============= ============= ============= =============

-------------------

(1)   Offshore includes acreage in federal and state waters.


MARKETING AND CUSTOMERS

      Substantially all of the Company's production is sold at market prices. As is the nature of the exploration, development and production business, production is normally sold to relatively a small number of customers. However, based on the current demand for natural gas and oil, the Company believes that the loss of any of the Company's major purchasers would not have a material adverse effect on the Company. The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues as follows: for the year ended December 31, 1998 to H&N Gas Ltd. (27%) and Columbia Energy Services Corporation (12%); for the year ended December 31, 1997 to H&N Gas Ltd. (38%), and for the year ended December 31, 1996 PennUnion Energy Services, L.L.C. ("PennUnion")(40%) and H&N Gas Ltd. (27%). During the first three quarters of 1996, PennUnion was an affiliate of Brooklyn Union. The gas sales agreement with PennUnion was terminated in October 1996 when Brooklyn Union sold its interest in PennUnion. The gas production sold to PennUnion was sold at market prices, based upon an index price adjusted to reflect the point of delivery of such production. The Company believes that the prices at which it sold gas to PennUnion were similar to those it would have been able to obtain in the open market.

      The Company enters into commodity swaps with unaffiliated third parties for portions of its natural gas production to achieve more predictable cash flows and to reduce its exposure to short-term fluctuations in gas prices. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

      Most of the Company's natural gas is transported through gas gathering systems and gas pipelines which are not owned by the Company. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements. While the Company's inability to market its natural gas has been subject to limitations or delays only on an infrequent basis, if transportation space is restricted or is unavailable, the Company's cash flow from the affected properties could be adversely affected. See " -- Regulation" and "Risk Factors -- Hazard Losses May Not be Insured."

ABANDONMENT COSTS

      The Company is responsible for its working interest share of costs to abandon natural gas and oil properties and facilities. The Company provides for its expected future abandonment liabilities by accruing for abandonment costs as a component of depletion, depreciation and amortization as the properties are produced. As of December 31, 1998, total undiscounted abandonment costs estimated to be incurred through the year 2010 were approximately $20 million for properties in the federal and state waters and are not considered significant for onshore properties. Estimates of abandonment costs and their timing may change due to many factors including actual drilling and production results, inflation rates, and changes in environmental laws and regulations.

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

OPERATING HAZARDS AND UNINSURED RISKS

      The Company's operations are subject to hazards and risks inherent in drilling for, producing and transporting of natural gas and oil. These hazards and risks include: fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures, and spills, any of which can result in loss of hydrocarbons, environmental pollution, personal injury claims, and other damage to properties of the Company and others. Additionally, the Company's natural gas and oil operations located in the Gulf of Mexico are subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company's coverages include, but are not limited to, operator's extra expense, to include loss of well, blowouts and certain costs of pollution control, physical damage on certain assets, employer's liability, comprehensive general liability, automobile liability and worker's compensation. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on the Company's financial condition and results of operations.

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

      Regulation of Oil and Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil the Company's operator or the Company can produce from its wells, and to limit the number of wells or the locations of which the Company can drill. Legislation affecting the oil and gas industry also is under constant review for amendment or expansion. Generally, state-established allowables have been influenced by overall natural gas market supply and demand in the United States, as well as the specific "nominations" for natural gas from the parties who produce or purchase gas from the field and other factors deemed relevant by the agency. The Company cannot predict whether further changes will be made in how these states set allowables or what impact, if any, further changes might have. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability. Because such laws and regulations are frequently expanded, amended and reinterpreted, the Company cannot predict the future cost or impact of complying with such laws and regulations.

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

      The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to natural gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, required interstate pipelines to "restructure" to provide transportation separate or "unbundled" from the pipelines' sales of natural gas. Also, Order No. 636 required pipelines to provide open-access transportation on a basis that is equal for all natural gas supplies. In most instances, the result of the Order No. 636 and related initiatives has been to substantially reduce or bring to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in the individual pipeline restructuring proceedings relating to the implementation of Order No. 636, and has performed in certain instances a series of one year reviews to determine whether refinements are required regarding individual pipeline implementations of Order No. 636. While a number of the individual pipeline restructuring proceedings were appealed to the federal court of appeal, the cases have generally been completed.

      Several parties appealed various parts of Order No. 636, and in July 1996 the D.C. Circuit Court issued its decision in those appeals. The D.C. Circuit Court largely upheld the basic tenets of Order No. 636, including the requirements that interstate pipelines "unbundle" their sales of gas from transportation and provide open-access transportation on a basis that is equal for all gas suppliers. The D.C. Circuit Court remanded several relatively narrow issues for further explanation by the FERC. The Supreme Court denied a writ of certiorari of the D.C. Circuit's order.

      On remand, in Order No. 636-C, the FERC reaffirmed certain holdings of Order No. 636 and revised others. In particular, the FERC reaffirmed that pipelines should be entitled to recover 100 percent of their prudently incurred GSR costs, but changed the requirement that interruptible customers be allocated 10 percent of a pipeline's GSR costs. Instead, FERC required pipelines to propose a percentage related to an interruptible customer's individual circumstances. In addition, the FERC reduced the contract matching cap for the right-of-first-refusal mechanism to five- years. The FERC also decided not to limit a pipeline's no-notice service to its bundled sales customers at the time of restructuring, and reaffirmed that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. Finally, FERC reaffirmed its decision to determine downstream customers' eligibility for an upstream pipeline's small-customer rate on a case-by-case basis.

      In Order No. 636-D, the FERC denied rehearing of Order No. 636-C and clarified the impact of adopting a five-year cap for the right-of-first-refusal mechanism. The FERC found that a party seeking relief from a long-term contract entered into before Order No. 636-C must show it entered into a longer term contract because of the twenty- year cap.

      Although Order No. 636 does not regulate natural gas producers such as the Company, the FERC has stated that Order 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts. While Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, terms and conditions, it could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The Company does not believe, however, that it will be effected by Order No. 636 and its progeny any differently than other natural gas producers and marketers with which the Company competes.

      The FERC issued a statement of policy in January 1996 concerning alternatives to its traditional cost-of-service ratemaking methodology. This policy statement articulates the criteria that the FERC will use to evaluate proposals to charge market-based rates for the transportation of natural gas, and also provides that the FERC will consider proposals for incentive rates and negotiated rates for individual shippers of natural gas so long as a cost-of-service-based rate also is available. In conjunction with the policy statement on negotiated rates, the FERC also established a separate proceeding to receive comments on whether it should allow gas pipelines the flexibility to negotiate the terms and conditions of transportation service with prospective shippers. The FERC received the requested industry comments, but a final order in this proceeding is still pending.

      In addition, in July 1996 the FERC commenced a reexamination of certain of its transportation-related policies, including the manner in which interstate pipeline shippers may release interstate capacity under Order No. 636 for resale in the secondary markets. The FERC also attempted to establish an experimental pilot program to permit shippers to release capacity and pipelines to sell interruptible and short-term firm capacity in certain markets above the pipeline's maximum tariff rate. The FERC's final evaluation of the secondary market is still pending.

      In July 1998, the FERC initiated a rulemaking proceeding that revisits the FERC's pending proceedings on negotiated terms and conditions and capacity release in the secondary markets. Specifically, the rulemaking examines the regulation of the short-term natural gas transportation services. Based upon an expressed effort to maximize the competition and efficiency in the short-term transportation market and prevent the exercise of market power, the FERC proposed to remove the price cap in the short-term market and implement certain initiatives. These initiates include establishing an auction process for the allocation of available short-term firm, interruptible and released capacity, the segmentation and flexibility in receipt and delivery points, modified reporting requirements, and permitting purchasers of released capacity to submit a nomination at the first available opportunity after consummation of the transaction. In addition, the rulemaking proposes the negotiation of rates and terms and conditions of service to the extent it is not unduly discriminatory or degrades existing services. Finally, the rulemaking examines the FERC's certificate policy. The FERC has held industry workshops on the proposed pipeline capacity auction process, and extended the deadline for interested parties to submit comments on the rulemaking.

      The FERC also established a companion Notice of Inquiry on the regulation of interstate natural gas transportation services. In this proceeding, the FERC is looking at the pricing policies of the long-term market. Specifically, the FERC is considering whether other methods of cost-based ratemaking (i.e. index rates, incentive rates) would be more appropriate than the traditional cost-of-service model, and whether the use of market-based rates for turnback capacity should be authorized. In addition, the FERC seeks comments relating to the pricing policies for new capacity. The Company cannot predict what action the FERC will take on all of these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing the competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which the Company competes.

      The FERC has also issued a policy statement concerning the manner in which interstate natural gas pipelines recover the costs of new pipeline facilities. While the FERC's policy statement on new construction cost recovery affects the Company only indirectly, in its present form, the new policy is designed to enhance competition in natural gas markets and facilitate construction of gas supply laterals. The FERC has also issued numerous decisions that address how it intends to regulate natural gas gathering facilities owned (or previously owned by either "spun down" to an affiliate or "spun off" to a non-affiliate) by intestate pipeline companies after Order No. 636. Specifically, the FERC has approved proposals by a number of interstate pipelines to spin down or spin off their gathering facilities. These approvals were given despite the strong protests of a number of producers concerned that any diminution in FERC's oversight of interstate pipeline-related gathering services might result in a denial of open access or otherwise subject producers to a pipeline's monopoly power. The FERC has stated that in the future it may regulate gathering activities if a gatherer acts in concert with its pipeline affiliate in a manner that frustrates the FERC's effective regulation of a pipeline. It is unclear what effect the FERC's new gathering policy will have on producers such as a Company and the Company cannot predict what further action the FERC will take in this regard.

      In September 1998, the FERC initiated two proceedings to streamline its regulations governing construction applications for natural gas pipelines. In the first proceeding, the FERC proposed to revise its certificate regulations to increase the scope of blanket certificates (i.e. temporary compression stations), facilitate the construction of receipt points, and codify less cumbersome environmental filing requirements and procedures. In the second proceeding, the FERC proposed to offer pipelines the option of entering a voluntary collaborative process with the public and FERC staff to expedite the processing of certificate applications and to reduce potential conflicts. The Company cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which the Company competes.

      In 1996, the FERC issued a Statement of Policy regarding the application of its jurisdiction under the NGA and OCSLA over new natural gas facilities and services on the Outer Continental Shelf. In its Policy Statement, the FERC concluded that it will retain its existing primary function test to determine whether particular facilities on the Outer Continental Shelf constitute gathering facilities exempt from the FERC's NGA jurisdiction. However, the FERC added a new factor to its primary function test for facilities that are designed to collect gas produced in water depths of 200 meters or more. Such facilities now will be presumed to qualify as gathering facilities up to the point or points of potential connection with the interstate pipeline grid. Downstream of that point, the facilities will be evaluated under the existing primary function test. Existing interstate pipelines and gathering facilities would retain their present status barring some change in circumstances. The Commission dismissed all requests for rehearing of its Policy Statement.

      In 1997, the Fifth Circuit Court of Appeals remanded a FERC decision which declared certain offshore facilities to be subject to its jurisdiction. The Fifth Circuit decision required the FERC to revisit its methodology for determining whether it has jurisdiction over offshore natural gas pipeline facilities.

      In 1998, the FERC issued a Notice of Inquiry to assist in responding to the Fifth Circuit's decision. Specifically, the Inquiry asked parties to comment and provide information on other methods of regulating Outer Continental Shelf facilities under the NGA and OGSLA, including alternatives to the current "primary function" test. The FERC has not issued a final order in the proceeding. It is not clear, therefore, whether a revised FERC policy regarding its jurisdiction over offshore natural gas pipeline facilities will have a material effect on producers such as the Company and the Company cannot predict what this new policy would entail. The Company, however, does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which the Company competes.

      In Order Nos. 587, 587-B, and 587-C the FERC revised its regulations to require interstate natural gas pipelines to follow standardized procedures issued by the Gas Industry Standards Board ("GISB") for certain business practices, i.e., nominations, allocations, balancing, measurement, invoicing, capacity release and electronic communication between the pipelines and those with whom they do business. In particular, the amended regulations provided standards that required pipelines to conduct business transactions over the Internet and to provide general information electronically. For example, the orders established protocols and procedures for exchanging files over the Internet, adopted standards requiring interstate pipelines to publish certain information on Internet web pages, and implemented new business practice standards dealing with nominations and flowing gas. In addition, the FERC incorporated into its regulations GISB's intra-day nominations standards. In subsequent orders, the FERC adopted additional standards unable to be resolved by GISB that would, inter alia, govern operational balancing agreements, netting and trading of imbalances, standardization of communications over the public Internet, and notices of operational flow orders. The intent of these standards adopted pursuant to Order Nos. 587, et seq., is to establish a more efficient and integrated pipeline grid which will reduce the variations in pipeline business practices and allow buyers to obtain and transport gas from all potential sources of supply more easily and efficiently. The FERC has denied requests for rehearing of Order No. 587, et seq., and an appeal of Order No. 587 was dismissed before D.C. Circuit Court. With respect to GISB issues, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which the Company competes.

      Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposal might become effective, or their effect, if any, on the Company's operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

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

      In addition, the MMS is conducting an inquiry into certain contract settlement agreements from which producers on MMS leases have received settlement proceeds that maybe royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The MMS has recently issued a final rule governing valuation for royalty purposes of gas produced from federal and Indian leases to primarily address allowances for transportation of gas. The amendments clarify the methods by which gas royalties and deductions for gas transportation are calculated. The Company does not believe that these amended regulations will affect the Company materially differently than other natural gas producers and marketers with which it competes.

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

      The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

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

RISK FACTORS

      THE VOLATILITY OF NATURAL GAS AND OIL PRICES MAY AFFECT OUR FINANCIAL RESULTS.

      As an independent natural gas and oil producer, revenues generated from our operations are highly dependent on the price of, and demand for, natural gas and oil. Even relatively modest changes in oil and natural gas prices may significantly change our revenues, results of operations, cash flows and proved reserves. Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

      o        the level of consumer product demand;

      o        weather conditions;

      o        domestic and foreign governmental regulations;

      o        the price and availability of alternative fuels;

      o political and economic conditions in the Middle East, Asia, Russia, and South America;

      o        the foreign supply of natural gas and oil;

      o        the price of foreign imports; and

      o        overall domestic and global economic conditions.

      We cannot predict future natural gas and oil price movements. If natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced.

      WE MAY INCUR ADDITIONAL WRITEDOWNS IF GAS AND OIL PRICES REMAIN DEPRESSED

      Primarily as a result of weak natural gas prices, we were required under full cost accounting rules to write down the carrying value of our natural gas and oil properties at December, 31, 1998. We incurred a $130.0 million non-cash charge, $84.5 million after taxes. As a result of the continued volatility of natural gas prices during the first quarter of 1999, we may be required to write down the carrying value of our natural gas and oil assets at the end of the first quarter of 1999, depending upon natural gas prices at the end of the quarter and the results of our drilling programs.

      WE MAY NOT BE ABLE TO MEET OUR SUBSTANTIAL CAPITAL REQUIREMENTS.

      Our business is capital intensive and, to maintain our base of proved oil and gas reserves, a significant amount of cash flow from operations must be invested in property acquisitions, development and exploration activities. We make substantial capital expenditures for the exploration, development, acquisition and production of natural gas and oil reserves. Historically, we have financed these expenditures primarily from the following sources:

      o        cash generated by operations;

      o        bank borrowings;

      o        equity and debt offerings; and

      o        loans and capital contributions from KeySpan.

      Our capital expenditure budget for exploration, development and leasehold acquisitions for 1999 is estimated at approximately $90 million. This budget excludes potential producing property acquisitions. Our management believes that we will have sufficient cash provided by operating activities and borrowings under our bank credit facility and the KeySpan credit facility to fund planned capital expenditures in 1999. If our revenues or borrowing base under the bank credit facility decrease as a result of lower natural gas and oil prices, operating difficulties or declines in reserves, we may not be able to expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities. Without continued employment of capital, our oil and gas reserves will decline. We may not be able to obtain additional debt or equity financing or generate cash from operations to meet our future capital requirements.

      THE AMOUNT OF OUR OUTSTANDING INDEBTEDNESS IS SUBSTANTIAL AND COULD HAVE ADVERSE CONSEQUENCES.

      Our outstanding indebtedness at December 31, 1998 was $313 million and as of March 22, 1999 has increased to $320 million. Our level of indebtedness affects our operations in a number of ways. Our bank credit facility, the indenture governing our senior subordinated notes and the KeySpan Facility contain covenants that require a substantial portion of our cash flow from operations to be dedicated to the payment of interest on our indebtedness. Accordingly, these funds will not be available for other purposes. Other covenants in these agreements require us to meet certain financial tests and establish other restrictions that limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions. Moreover, future acquisition and development activities may require us to significantly alter our capitalization structure, which may alter our indebtedness. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

      ESTIMATES OF PROVED RESERVES AND FUTURE NET REVENUE MAY CHANGE.

      The estimates of proved reserves of natural gas and oil included in this document are based on various assumptions. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment and the assumptions used regarding quantities of recoverable natural gas and oil reserves and prices for crude oil, natural gas liquids and natural gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in our estimates, and such variances may be significant. Any significant variance from the assumptions used could result in the actual quantity of our reserves and future net cash flow being materially different from the estimates in our reserve reports. In addition, results of drilling, testing and production and changes in crude oil, natural gas liquids and natural gas prices after the date of the estimate may result in substantial upward or downward revisions.

      WE MAY NOT BE ABLE TO REPLACE RESERVES.

      Without successful exploration, development or acquisition activities, our reserves and revenues will decline over time. Exploration, the continuing development of reserves and acquisition activities will require significant expenditures. If our cash flow from operations is not sufficient for this purpose, we may not be able to obtain the necessary funds from other sources. The inability to replace reserves could reduce the amount of credit available to us since the maximum amount of borrowing capacity available under our bank credit facility is based, at least in part, on the estimated quantities of our proved reserves.

      HAZARD LOSSES MAY NOT BE INSURED.

      The natural gas and oil business involves many types of operating and environmental hazards and risks. We are insured against some, but not all, of the hazards associated with our business. We believe this is standard practice in our industry. Because of this practice, however, we may be subject to liability or losses that could be substantial due to events that are not insured.

      OUR ACQUISITION AND INVESTMENT ACTIVITIES MAY NOT BE SUCCESSFUL.

      The successful acquisition of producing properties requires assessment of reserves, future commodity prices, operating costs, potential environmental and other liabilities and other factors. These assessments may not be accurate. We review the properties we intend to acquire in a fashion that we believe is generally consistent with industry practice. This review typically includes on-site inspections and the review of environmental compliance reports filed with the Minerals Management Service. This review, however, will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every platform or well, and structural or environmental problems may not be observable even when an inspection is undertaken. Accordingly, we may suffer the loss of one or more acquired properties due to title deficiencies or may be required to make significant expenditures to cure environmental contamination with respect to acquired properties. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities and we typically acquire structures on a property on an "as is" basis.

      WE ARE SUBJECT TO RISKS RELATED TO OUR HEDGING ACTIVITIES

      Periodically, we enter into hedging arrangements relating to a portion of our natural gas production to achieve a more predicable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. Hedging instruments used are fixed price swaps, collars and options. While the use of these types of hedging instruments limits the downside risk of adverse price movements, they are subject to a number of risks, including instances in which:

      o the benefit to revenues is limited when natural gas prices increase; and

      o counterparties to our futures contract will be unable to meet the financial terms of the transaction.

      WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS.

      Environmental and other governmental regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells, offshore platforms and other facilities. We have expended and continue to expend significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements. Increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from our operations, could result in substantial costs and liabilities in the future.

      WE FACE STRONG COMPETITION.

      As an independent natural gas and oil producer, we face strong competition in all aspects of our business. Many of our competitors are large, well-established companies that have substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for productive natural gas and oil properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial and human resources permit.

      POTENTIAL CONFLICTS OF INTEREST WITH KEYSPAN.

      Conflicts of interest may arise in the future between us and KeySpan, who owns 64% of our common stock, in a number of areas relating to our past and ongoing relationships, including the following:

      o        the payment of dividends;

      o        acquisitions of natural gas and oil businesses properties;

      o        transfers of assets;

      o        insurance matters;

      o        financial commitments;

      o        registration rights; and

      o        issuances and sales our capital stock.

      Our Chairman of the Board, Robert B. Catell, is also the Chairman of the Board of Directors and Chief Executive Officer of KeySpan. In addition, two of our directors are also affiliated with KeySpan: Craig G. Matthews is President and Chief Operating Officer of KeySpan and James Q. Riordan is a director of KeySpan. As a result of KeySpan's ownership of 64% of our common stock, KeySpan is in a position to control the election of the entire Board of Directors of Houston Exploration and is able to control the outcome of the vote on all matters requiring the vote of our stockholders.

EMPLOYEES

      As of December 31, 1998, the Company had 111 full time employees, 70 of whom are located at the Company's headquarters in Houston, Texas and the remainder of whom are located at field offices. None of the Company's employees are represented by a labor union. The Company contracts with OCS to conduct all of the day to day operations of the Company's offshore properties. See " -- Third Party Contractors."

OFFICES

      The Company currently leases approximately 46,000 square feet of office space in Houston, Texas, where its principal offices are located. In addition, the Company maintains field operations offices in the areas where it operates onshore properties.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1998.

PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's common stock (symbol: THX) is traded on the New York Stock Exchange. The following table sets forth the range of high and low sales prices for each calendar quarterly period from January 1, 1997 through December 31, 1998 as reported on the New York Stock Exchange:


YEAR ENDED DECEMBER 31, 1997                                HIGH           LOW
                                                       ---------      --------
First Quarter......................................... $   18.88      $  11.50
Second Quarter........................................     16.00         11.88
Third Quarter.........................................     23.19         15.25
Fourth Quarter........................................     27.25         17.50

YEAR ENDED DECEMBER 31, 1998                                HIGH           LOW

First Quarter......................................... $   22.25      $  15.25
Second Quarter........................................     24.31         20.19
Third Quarter.........................................     24.25         14.44
Fourth Quarter........................................     19.88         16.44

      As of March 22, 1999, 23,895,040 shares of Common Stock were outstanding and the Company had approximately 57 shareholders of record and approximately 1,655 beneficial owners.

DIVIDENDS

      The Company has not paid any cash dividends during the two most recent fiscal years and does not anticipate declaring any dividends in the foreseeable future. The Company expects that it will retain its cash for the operation and expansion of its business, including exploration, development and acquisition activities. The Company's bank credit facility and the indenture governing the 8 5/8% Subordinated Notes contain restrictions on the payment of dividends to holders of Common Stock. Accordingly, the Company's ability to pay dividends will depend upon these restrictions and the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the five years in the period ended December 31, 1998 and with respect to the Company's consolidated balance sheets as of December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the financial statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants. The financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere and incorporated by reference in this Annual Report on Form 10-K.

                                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1998           1997          1996          1995           1994
                                                    ---------      ---------     ---------     ---------      ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Natural gas and oil revenues ................     $ 127,124      $ 116,349     $  64,864     $  39,431      $  41,755
  Other .......................................         1,123          1,297         1,040         1,778            467
                                                    ---------      ---------     ---------     ---------      ---------
        Total revenues ........................       128,247        117,646        65,904        41,209         42,222
Expenses:
  Lease operating .............................        16,199         14,146        10,800         5,005          4,858
  Severance tax ...............................         4,967          4,233         1,401           463            486
  Depreciation, depletion and amortization ....        79,838         59,081        33,732        21,969         25,365
  Writedown in carrying value .................       130,000             --            --            --             --
  General and administrative, net .............         6,086          5,825         6,249         3,486          3,460
  Nonrecurring charge(1) ......................            --             --            --        12,000             --
                                                    ---------      ---------     ---------     ---------      ---------
        Total operating expenses ..............       237,090         83,285        52,182        42,923         34,169
Income (loss) from operations .................      (108,843)        34,361        13,722        (1,714)         8,053
Interest expense, net .........................         4,597            938         2,875         2,398          2,102
                                                    ---------      ---------     ---------     ---------      ---------
Income (loss) before income taxes .............      (113,440)        33,423        10,847        (4,112)         5,951
Income tax provision (benefit) ................       (40,754)        10,173         2,205        (3,809)           597
                                                    ---------      ---------     ---------     ---------      ---------
Net income (loss) .............................     $ (72,686)     $  23,250     $   8,642     $    (303)     $   5,354
                                                    =========      =========     =========     =========      =========

Net income (loss) per share ...................     $   (3.05)     $    1.00     $    0.49     $   (0.02)     $    0.35
                                                    =========      =========     =========     =========      =========
Net income (loss) per share--diluted ..........     $   (3.05)     $    0.97     $    0.49     $   (0.02)     $    0.35
                                                    =========      =========     =========     =========      =========

Weighted average shares .......................        23,768         23,337        17,532        15,295         15,295
Weighted average shares--diluted ..............        23,768         24,028        17,687        15,295         15,295

                                                                          YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                    ---------     ---------     ---------     ---------     ---------
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Property, plant and equipment, net ............     $ 536,582     $ 443,738     $ 359,124     $ 216,678     $ 169,714
Total assets ..................................       569,452       491,391       401,285       247,496       201,678
Long-term debt and notes ......................       313,000       113,000        65,000        71,862        65,650
Stockholders' equity ..........................       192,530       256,187       233,300       103,236        88,866

----------------------

(1) Represents a nonrecurring non-cash charge incurred in connection with Brooklyn Union's February 1996 reorganization of its exploration and production assets. The $12 million non-cash charge represents remuneration to which certain employees of Fuel Resources Inc. (a subsidiary of Brooklyn Union) were entitled for the increase in the value of the properties transferred to Houston Exploration pursuant to the reorganization. See
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year of the three-year period ended December 31, 1998. The Company's historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

      The Company was incorporated in Delaware in December 1985 to conduct offshore natural gas and oil exploration drilling and development operations in the Gulf of Mexico on behalf of The Brooklyn Union Gas Company ("Brooklyn Union"). In February 1996, Brooklyn Union reorganized its exploration and production assets and transferred to Houston Exploration its onshore producing properties. Subsequent to the reorganization, the Company has expanded its focus to include lower risk exploitation and development drilling on the onshore properties transferred, in addition to seeking acquisitions both onshore and offshore that primarily offer unexploited reserve potential and/or that are located in existing core operating areas. The Company's current operations focus offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. At December 31, 1998, the Company had net proved reserves of 480 Bcfe, 98% of which were natural gas and 80% of which were classified as proved developed.

      In September 1996, the Company completed an initial public offering (the "IPO") of 7,130,000 shares of Common Stock at $15.50 per share, resulting in net cash proceeds of $101 million.. As of December 31, 1998, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of Common Stock. In May 1998, Brooklyn Union became a subsidiary of MarketSpan Corporation through the combination of Brooklyn Union's parent company, KeySpan Energy Corporation ("KeySpan"), and Long Island Lighting Company ("LILCO"). MarketSpan, a diversified energy provider doing business as KeySpan Energy: (i) distributes natural gas, through its subsidiary Brooklyn Union, to a customer base of 1.6 million in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LILPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

      As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of natural gas and oil prices, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of natural gas and oil reserves that may be economically produced and access to capital.

      The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, a write down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

      As of December 31, 1998, the Company estimates, using a December wellhead price of $1.83 per Mcf, that actual capitalized costs of natural gas and oil properties exceeded the ceiling limitation imposed under full cost accounting rules by approximately $41.2 million, after taxes. Subsequent to December 31, 1998, natural gas prices continued to decline, such that the Company estimates, using a February wellhead price of $1.61 per Mcf, that the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $84.5 million, after taxes. As a result, the Company reduced the carrying value of its natural gas and oil properties as of December 31, 1998, by $84.5 million, after taxes. Given the continued volatility of natural gas prices during the first quarter of 1999, the Company may be required to write down the carrying value of its natural gas and oil properties at the end of the first quarter of 1999, depending upon natural gas prices and the results of the Company's drilling programs.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or recorded in comprehensive income until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that are recorded as hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company plans to adopt SFAS No. 133 effective January 1, 2000. Currently, the Company cannot estimate the impact of the statement on results of future operations; however, it believes that the impact will not be material.

      Year 2000. Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business.

      To ensure Year 2000 compliance, the Company has implemented a plan to review all financial and operational systems and equipment involving a four phase process: assessment, remediation and replacement, testing and implementation. To date, the assessment phase has been fully completed, and the Company is currently in the remediation phase which is approximately 75% complete. The Company plans to begin testing systems and equipment during the first quarter of 1999. Once testing is complete, systems will be ready for immediate use. The Company expects testing and implementation to be substantially complete by June 30, 1999. As of December 31, 1998, the Company had incurred approximately $20,000 in expenses related to its Year 2000 compliance efforts. Year 2000 costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment would be more efficient and the costs of these replacements would then be capitalized. The Company currently expects that it will incur an additional $100,000 in costs or expenses during 1999 to become Year 2000 compliant. The Company believes that total costs to become Year 2000 compliant will not exceed $500,000 and that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

      The foregoing timetable and assessment of costs to become Year 2000 compliant reflect management's current best estimates. These estimates are based on many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems and equipment. Based upon its activities to date, the Company does not believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture partners, financial institutions, customers, traders, and governments do not become Year 2000 compliant on a timely basis. The Company is in the process of contacting many of these third parties to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. The Company expects its survey of key third parties to be fully complete by June 30, 1999.

      The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion of the Year 2000 compliance process by the end of the second quarter of 1999 and determine whether such a contingency plan is necessary.

      In the event the Company is unable to complete the remediation or replacement of critical computer software and equipment, establish alternative procedures in a timely manner, or if those with whom the Company conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could result in an interruption in, or a failure of certain normal business activities that could result in a material adverse effect on the Company's results of operations, liquidity and financial position. The Company's remediation efforts are expected to reduce the Company's level of uncertainty about Year 2000 compliance and the possibility of interruption of normal operations. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not affect the Company's ability to continue oil and gas exploration, drilling, production and sales activities. However, there can be no guarantee that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential Year 2000 problems and that a resulting system failure would not have a material adverse effect on the Company.

      In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenario that Houston Exploration may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Company; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for Houston Exploration and its employees, contractors, suppliers, and customers; significant disruption to Houston Exploration's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's computer hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as onshore and offshore oil and gas production facilities, gas meters and pipelines, the effects of which would have a cumulative material adverse impact on the Company. Among other things, the Company could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following systems failures, and the execution of contingency plans. Houston Exploration could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the reduction of the Company's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Houston Exploration, and the reduction of the Company's revenues, from a domestic or global recession or depression is also likely to be material, although not quantifiable at this time.

RESULTS OF OPERATIONS

      The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1998           1997           1996
                                                 ----------     ----------     ----------
PRODUCTION:
    Natural gas (MMcf) .....................         61,479         50,310         31,215
    Oil (MBbls) ............................            225            171            118
    Total (MMcfe) ..........................         62,829         51,336         31,923

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1) ......     $     2.02     $     2.25     $     2.00
    Natural Gas (per Mcf) unhedged .........           1.96           2.45           2.35
    Oil (per Bbl) ..........................          12.18          18.33          21.53

EXPENSES (PER MCFE):
    Lease operating ........................     $     0.26     $     0.28     $     0.34
    Severance tax ..........................           0.08           0.08           0.04
    Depreciation, depletion and amortization           1.27           1.15           1.06
    Writedown in carrying value of
         natural gas and oil properties ....           2.07             --             --
    General and administrative, net ........           0.10           0.11           0.20

---------------------------


(1)   Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

      Production. Houston Exploration's production increased 22% from 51,336 MMcfe in 1997 to 62,829 MMcfe in 1998. The increase in production was attributable to added production from the continued successful development drilling program in the Charco Field and the addition of new production from wells acquired in South Louisiana in April 1998. Seventeen new wells were brought on-line in the Charco Field during 1998 and daily production, net to the Company's interest, has increased approximately 52% from an average of 54 MMcfe/d during 1997, to an average of 82 MMcfe/d during 1998. The onshore production growth, however, was offset by offshore production curtailments caused by tropical storms Charlie and Frances and hurricanes Earl and Georges during August and September 1998. In addition to shut-ins for tropical weather, High Island 38 encountered mechanical problems and was shut-in the first week of August 1998. High Island 38 came on-line in January 1998 and was producing approximately 10 MMcfe/d, net to the Company's interest. The combination of tropical weather, mechanical problems and natural reservoir decline caused offshore production to drop from an average of 60 MMcfe/d during 1997 to 56 MMcfe/d during 1998.

      Natural Gas and Oil Revenues. Natural gas and oil revenues increased 9% from $116.3 million in 1997 to $127.1 million in 1998 as a result of the 22% increase in production offset in part by a 10% decrease in average realized natural gas prices, from $2.25 per Mcf in 1997 to $2.02 per Mcf for the year ended 1998.

      As a result of hedging activities, the Company realized an average gas price of $2.02 per Mcf for 1998, which was 103% of the $1.96 per Mcf that otherwise would have been received, resulting in a $3.8 million increase in natural gas revenues for the year ended December 31, 1998. During 1997, the average realized gas price was $2.25 per Mcf which was 92% of the unhedged average gas price of $2.45, resulting in a decrease in natural gas revenues of $9.9 million for the year ended 1997.

      Lease Operating Expenses and Severance Tax. Lease operating expenses increased 15% from $14.1 million in 1997 to $16.2 million in 1998. On an Mcfe basis, lease operating expenses decreased from $0.28 in 1997 to $0.26 in 1998. The increase in lease operating expenses during 1998 is attributable to the continued expansion of operations in the Charco Field, combined with new offshore producing properties and the addition of the South Louisiana properties acquired in April 1998 and the effect of higher overall costs in the service industry. The decrease in the lease operating expenses per Mcfe resulted from the increase in production during 1998. Severance tax, which is a function of volume and revenues generated from onshore production, increased 19% from $4.2 million, or $0.07 per Mcfe, in 1997 to $5.0 million, or $0.08 per Mcfe, in 1998. The increase in both the severance tax expense and the rate per Mcfe is due to the increase in the Company's onshore production from the Charco Field and the addition of the onshore South Louisiana properties acquired in April and October and November 1998.

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 35% from $59.1 million in 1997 to $79.8 million in 1998. Depreciation, depletion and amortization expense per Mcfe increased 10% from $1.15 in 1997 to $1.27 in 1998. The increase in depreciation, depletion and amortization expense was a result of the increased production from acquired as well as newly developed properties combined with an increased depletion rate. The increase in the depletion rate is attributable to higher costs for drilling goods and services and a higher level of capital spending in 1998 as compared to 1997.

      Writedown in Carrying Value of Natural Gas and Oil Properties. At December 31, 1998, the Company was required under full cost accounting rules to write down the carrying value of its natural gas and oil properties primarily as a result of weak natural gas prices. The Company incurred a $130.0 million non-cash charge, $84.5 million after taxes. The Company based its ceiling test determination on a February 1999 wellhead price of $1.61 per Mcf.

      General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.9 million and $1.1 million, in 1997 and 1998, respectively, increased 5% from $5.8 million in 1997 to $6.1 million in 1998. The increase in general and administrative expense reflects continued growth and expansion of the Company and its operations. As the Company continues to grow and expand its operations and workforce, the Company expects aggregate general and administrative expenses to increase. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $7.2 million and $7.5 million, respectively, in 1997 and 1998. The increase in capitalized general and administrative expense directly corresponds with the growth of the Company's technical workforce and the continued expansion of exploration and drilling operations. On an Mcfe basis, general and administrative expenses decreased 10% from $0.11 in 1997 to $0.10 in 1998. The lower rate per Mcfe during 1998 reflects the increase in the Company's production.

      Interest Expense, Net. Interest expense, net of capitalized interest, increased from $0.9 million in 1997 to $4.6 million in 1998. Capitalized interest increased from $5.9 million in 1997 to $9.8 million in 1998. The increase in aggregate interest expense was attributable to higher average debt levels during 1998. Interest expense was greater in 1998 as compared to 1997 due to with the issuance of $100 million of senior subordinated indebtedness in March 1998 and borrowings of $80 million on a revolving credit facility established with KeySpan in November 1998. The Company expects its 1999 average debt levels to exceed those in 1998 and, accordingly, expects an increase in net interest expense.

      Income Tax Provision. The provision for income taxes decreased from an expense of $10.2 million in 1997 to a benefit of $40.7 million in 1998. The expense in 1997 reflects income before taxes of $33.4 million in 1997, compared to a loss before taxes of $113.4 million in 1998, that was primarily attributable to the $130.0 million writedown in carrying value of natural gas and oil properties. The tax benefit from the utilization of Section 29 tax credits was $1.2 million in 1997 compared to $1.0 million in 1998.

      Operating Income (Loss) and Net Income (Loss). Operating income decreased from income of $34.4 million in 1997 to a loss of $108.8 million in 1998. Excluding the $130.0 million writedown in natural gas and oil properties, operating income would have reflected a decrease of 38% from $34.4 million in 1997 to $21.2 million in 1998. Despite a 22% increase in production during 1998, operating income declined as a result of lower natural gas prices, higher operating expenses, primarily depreciation, depletion and amortization expense, and higher levels of interest expense. Net income decreased from income of $23.3 million in 1997 to a loss of $72.7 million in 1998. Excluding the $84.5 million after tax effect of the writedown in natural gas and oil properties, net income would have been $11.8 million for 1998 compared to $23.3 million in 1997, a decrease of 49%.


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

      Production. Houston Exploration's production increased 61% from 31,923 MMcfe in 1996 to 51,336 MMcfe in 1997. The increase in production was attributable to added production from both the TransTexas and the Soxco Acquisitions, which were completed during the second half of 1996, combined with newly developed offshore production brought on-line during the second and third quarters of 1997 and the successful development drilling and workover programs begun in the latter half of 1996 and continuing through the fourth quarter of 1997 on the Charco Field properties acquired in the TransTexas Acquisition. Production in the Charco Field, net to the Company's interest, increased 179% from approximately 33 MMcfe per day in December 1996 to approximately 92 MMcfe per day in December 1997 as 22 development wells were successfully completed and brought on-line during 1997.

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

      Interest Expense, Net. Interest expense, net of capitalized interest, decreased from $2.9 million in 1996 to $0.9 million in 1997. Capitalized interest increased from $3.5 million in 1996 to $5.9 million in 1997. While aggregate interest expense increased slightly due to higher debt levels in 1997 as compared to 1996, capitalized interest increased due to expansion of the Company's operations subsequent to the IPO and higher levels of capital spending during 1997.

      Income Tax Provision. The provision for income taxes increased from an expense of $2.2 million in 1996 to an expense of $10.2 million in 1997 due to the increase in pretax income offset by the benefit received from Section 29 tax credits.

      Operating Income and Net Income. Operating income increased 151% from $13.7 million in 1996 to $34.4 million in 1997. Net income increased 171% from $8.6 million in 1996 to $23.3 million in 1997. The significant increase in operating income and net income was attributable primarily to higher production volumes and higher net realized natural gas prices combined with lower lease operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to the IPO, capital contributions from Brooklyn Union. On March 2, 1998, the Company issued $100 million of senior subordinated indebtedness in a private placement to qualified institutional buyers. Net proceeds of approximately $97 million were used to repay a portion of the outstanding indebtedness under the Company's revolving bank credit facility (the "Credit Facility"). In November of 1998, the Company established a $150 million subordinated revolving credit facility (the "KeySpan Facility") and borrowed $80 million under this facility to fund a portion of the November 30, 1998 Chevron Acquisition. See "Risk Factors -- The Amount of Our Outstanding Indebtedness is Substantial and Could Have Adverse Consequences."

      As of December 31, 1998, the Company had a working capital deficit of $3.2 million and $16.6 million of borrowing capacity available under the Credit Facility and $70.0 million of borrowing capacity available under the KeySpan Facility. Net cash provided by operating activities for the year ended December 31, 1998 was $102.4 million compared to $97.3 million for the year ended December 31, 1997. The Company's cash position was increased during 1998 by a net increase in long-term debt of $200 million. The net increase in long-term debt resulted from the Company's issuance of $100 million of senior subordinated notes, borrowings of $80 million on the KeySpan Facility and additional borrowings of $20 million under the Credit Facility. Funds used in investing activities consisted of $302.7 million for investments in property and equipment, including the $84.9 million for the Chevron Acquisition and $78.0 million for the entire South Louisiana Acquisition. As a result of these activities, cash and cash equivalents decreased $0.1 million from $4.7 million at December 31, 1997 to $4.6 million at December 31, 1998.

The Company's primary sources of funds for each of the past three years are reflected in the following table:

                                                                  YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                           1998               1997               1996
                                                       -------------      -------------      -------------
                                                                            (IN THOUSANDS)
Net cash provided by operating activities............. $     102,378      $      97,292      $      54,065
Net long-term borrowings (repayments).................       200,000             48,000             (6,862)
Proceeds from sale of common stock....................           207                297            101,014
Capital contributions from Brooklyn Union.............            --                 --              6,342

      Natural Gas and Oil Capital Expenditures. Over the past three years, the Company has spent $623 million (including $162.9 million in 1998 for the Chevron and South Louisiana Acquisitions and $96.9 million in 1996 for the TransTexas and the Soxco Acquisitions) to add 428 Bcfe of net proved reserves, representing an average finding and development cost of $1.43 per Mcfe. The Company's natural gas and oil capital expenditures for each of the past three years are reflected in the following table:

                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                    1998             1997             1996
                                                  ----------      -----------      ----------
                                                                   (IN THOUSANDS)
OFFSHORE:
     Acquisitions and leasehold.................. $  109,209      $    30,700      $   58,578
     Development.................................     15,983           19,826          25,399
     Exploration.................................     55,381           42,219          27,398
                                                  ----------      -----------      ----------
                                                     180,573           92,745         111,375
ONSHORE:
     Acquisitions and leasehold.................. $   86,677      $     9,920      $   59,513
     Development.................................     35,063           39,418           5,844
     Exploration.................................        230            1,900              --
                                                  ----------      -----------      ----------
                                                     121,970           51,238          65,357
                                                  ----------      -----------      ----------
     Total....................................... $  302,543      $   143,983      $  176,732
                                                  ==========      ===========      ==========

      Future Capital Requirements. The Company's capital expenditure budget for 1999 of $90 million includes $42 million and $33 million, respectively, for exploration and development, with the balance reserved for leasehold acquisition costs. These amounts include development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the year. No significant abandonment or dismantlement costs are anticipated through 1999. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company will continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore. The size and timing of capital requirements for acquisitions is inherently unpredictable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its Credit Facility, or the issuance of equity or debt securities.

      Depending on market conditions and the Company's capital needs, the Company intends to seek additional equity through a public offering of Common Stock during 1999. The Company intends to use the proceeds from such equity offering, if successfully completed, to repay outstanding indebtedness under the Credit Facility and the KeySpan Facility. Houston Exploration cannot guarantee that it will be able to successfully complete this additional equity offering.

      On March 15, 1999, the Company signed a joint exploration agreement ( the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. The joint venture may be terminated at the option of either party at the end of the then current calendar year. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan will commit approximately $100 million per calendar year and Houston Exploration will commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration will contribute all of its currently undeveloped offshore leases to the Joint Venture and KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan will pay 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year will be paid 51.75% by KeySpan and 48.25% by Houston

Exploration. In addition, Houston Exploration will receive reimbursement of a portion of its general and administrative costs during the term of the KeySpan Joint Venture. The Company plans to drill approximately 8 to 10 offshore exploratory wells under the terms of the KeySpan Joint Venture during 1999. Both Houston Exploration and KeySpan obtained separate opinions, each from a nationally recognized investing banking firm, as to the fairness to the Company and its noteholders and to KeySpan, respectively, of the KeySpan Joint Venture, from a financial point of view. A special committee, comprised of outside, unaffiliated directors, appointed by the Company's Board of Directors has determined that the joint venture is fair to the Company's stockholders.

      Capital Structure. The Company has entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides a maximum commitment of $150 million, subject to borrowing base limitations. At December 31, 1998 the borrowing base was $150 million of which up to $5 million was available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on July 1, 2000 and is unsecured. At December 31, 1998, $133.0 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to December 31, 1998, the Company borrowed an additional $7 million under the Credit Facility, bringing outstanding borrowings to $140.4 million as of March 22, 1999.

      Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.375% to 1.125%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.20% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and
(ii) 33% of the fee in (i) above on the difference between the lower of the Facility Amount or the Borrowing Base and the Designated Borrowing Base.

      The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and
(ii) a total debt to capitalization ratio of less than 60%. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of December 31, 1998, the Company was in compliance with all such covenants with the exception of the debt to capitalization ratio which was 62% rather than 60%. The Company received a waiver of non-compliance from Chase for the debt to capitalization ratio covenant.

      Pursuant to the Credit Facility, the Company may declare and pay cash dividends to its stockholders provided that (i) no defaults exist and the Company will not be in default with respect to any financial covenants as a result of such dividend payment and (ii) the Company continues to have a ratio of consolidated total debt to consolidated total capitalization of less than 60%. Accordingly, the Company's ability to pay dividends will depend upon such restrictions and the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters -- Dividends."

      On March 2, 1998, the Company issued $100 million of 85/8% Senior Subordinated Notes (the "Notes") due January 1, 2008 in a private placement to qualified institutional buyers. The Notes bear interest at a rate of 85/8% per annum with interest payable semi-annually on January 1 and July 1, commencing July 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness.

      On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and pari passu to the Senior Subordinated Notes. Borrowings are unsecured. Subject to the approval of the Company's stockholders, any principal amount that remains outstanding under the KeySpan Facility at January 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to January 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company pays a commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred an upfront fee of $50,000. As of December 31, 1998, outstanding borrowings under the facility were $80 million. For the year ended December 31, 1998, the Company paid a total $0.5 million in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 Chevron Acquisition. See Note 11 of the Company's Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Natural Gas Hedging. The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Hedging instruments used are swaps, collars and options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. Unrealized gains and losses on these contracts, if any, are deferred and offset in the balance sheet against the related settlement amounts.

      As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of January 1999 was 5,738 MMcf (5,906 MMMbtu).

                      FIXED PRICE SWAPS                   COLLARS
                     --------------------       ---------------------------------
                                     NYMEX                          NYMEX
                      VOLUME       CONTRACT      VOLUME         CONTRACT PRICE
   PERIOD            (MMMBTU)       PRICE       (MMMBTU)       FLOOR     CEILING
   ------            --------     ---------     --------     --------   ---------
January 1999           755        $    2.50        --             --         --
February 1999           --              --         280       $   2.40   $   2.90

      As of March 22, 1999, the Company had no commodity hedging contracts extending beyond March 31,1999. The Company has entered into basis swaps for 100 MMMbtu/day during the months January 1999 - March 1999.

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

      The Company periodically enters into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to eliminate basis risk. Because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the NYMEX price, the Company believes that it has no material basis risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director's Meetings and Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the subheading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

1.       FINANCIAL STATEMENTS:


                                                                                                            PAGE
                                                                                                            ----
Index to Financial Statements..........................................................................     F-1
Report of Independent Public Accountants...............................................................     F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................     F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.............     F-4
Consolidated Statement of Stockholders' Equity for the Period from December 31, 1998 to
  December 31, 1996....................................................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.............     F-6
Notes to Consolidated Financial Statements.............................................................     F-7
Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities          F-22
Quarterly Financial Information (Unaudited)............................................................     F-25

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

     10.2**  -- Employment Agreement dated July 2, 1996 between The
                Houston Exploration Company and James G. Floyd (filed as Exhibit
                10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein). 10.3 ** -- Employment Agreement dated July 2, 1996 between The Houston Exploration Company and Randall J. Fleming (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).


     10.4**  -- Employment Agreement dated July 2, 1996 between The
                Houston Exploration Company and Thomas W. Powers (filed as
                Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.5**  -- Employment Agreement dated July 2, 1996 between The Houston
                Exploration Company and James F. Westmoreland (filed as Exhibit
                10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.6**  -- 1996 Stock Option Plan (filed as Exhibit 10.12 to the
                Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein). 10.7 -- Registration Rights Agreement dated as of July 2, 1996 between The Houston Exploration Company and THEC Holdings Corp. (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.7    -- Registration Rights Agreement dated as of July 2, 1996 between
                The Houston Exploration Company and THEC Holdings Corp. (filed as Exhibit 10.13 as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein.

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

     10.11   -- First Amendment, dated August 30, 1996, to the Credit
                Agreement among The Houston Exploration Company and Texas Commerce Bank National Association, as Agent, and the other Banks signatory thereto (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (001-11899) and incorporated by reference herein).

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

     10.17** -- Registration Rights Agreement dated as of September 25, 1996 between The Houston Exploration Company and James G. Floyd (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.18** -- Supplemental Executive Pension Plan (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.19** -- Deed of Trust, Assignment of Production, Security Agreement
                and Financing Statement between The Houston Exploration Company and James G. Floyd (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.20** -- Contribution Agreement between James G. Floyd and The Houston
                Exploration Company (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333- 4437) and incorporated by reference herein).

     10.21** -- Employment Agreement, dated September 19, 1996, between The
                Houston Exploration Company and Charles W. Adcock (filed as
                Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11899) and incorporated by reference herein).

     10.22** -- Form of Letter Agreement from The Houston Exploration Company to each of James G. Floyd, Randall J. Fleming, Thomas W. Powers, Charles W. Adcock, James F. Westmoreland and Sammye L. Dees evidencing grants of Phantom Stock Rights effective as of December 16, 1996 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11899) and incorporated by reference herein).

     10.23** -- Purchase and Sale Agreement, dated January 1, 1997, between
                The Houston Exploration Company and KeySpan Natural Fuel, LLC (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 001-11899) and incorporated by reference herein).

     10.24** -- Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001- 11899) and incorporated by reference herein).

     10.25   -- Indenture, dated as of March 2, 1998, between The Houston
                Exploration Company and The Bank of New York, as Trustee, with respect to the 85/8% Senior Subordinated Notes Due 2008 (including form of 85/8% Senior Subordinated Note Due 2008) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-50235)).

     10.26   -- Registration Rights Agreement, dated as of March 2, 1998, among The Houston Exploration Company, as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, PaineWebber Incorporated, Chase Securities Inc., and Howard, Weil, Labouisse, Friedrichs Incorporated (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-50235)).

     10.27   -- Third Amendment to Credit Agreement among The Houston
                Exploration Company and Chase Bank of Texas National Association, dated February 12,1998 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001- 11899) and incorporated by reference herein).

     10.28** -- Amended and Restated 1996 Stock Option Plan (filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899) and incorporated by reference herein.

     10.29** -- Employment Agreement dated May 1, 1998 between The Houston
                Exploration Company and Thomas E. Schwartz (filed as Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11899) and incorporated by reference herein.

     *10.30  -- Subordinated Loan Agreement dated November 30, 1998 between
                The Houston Exploration Company and MarketSpan Corporation d/b/a KeySpan Energy Corporation.

     *10.31  -- Subordination Agreement dated November 25, 1998 entered into and among MarketSpan Corporation d/b/a KeySpan Energy Corporation, The Houston Exploration Company and Chase Bank of Texas, National Association.

     *12.1      Computation of ratio of earnings to fixed charges.

     *21.1   -- Subsidiaries of the Company.

     *23.1   -- Consent of Arthur Andersen LLP.

     *23.2   -- Consent of Netherland, Sewell & Associates.

     *23.3   -- Consent of Miller and Lents.

     *23.4   -- Consent of Ryder Scott Company.

     *27.1   -- Financial Data Schedule.


-----------------


*    Filed herewith.

**   Management contract or compensation plan.

     (b)  Reports on Form 8-K:

          Current Report

          Filed on February 9, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE HOUSTON EXPLORATION COMPANY


                                        By:  /s/ James G.Floyd
                                           -------------------------------------
                                                       James G. Floyd
Date: March 22, 1999                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

        Signature                                    Title                                    Date
        ---------                                    -----                                    ----
/s/ James G. Floyd                    President, Chief Executive Officer and Director     March 22, 1999
------------------------------        (Principal Executive Officer)
    James G. Floyd

/s/ James F. Westmoreland             Vice President, Chief Accounting Officer,           March 22, 1999
------------------------------        Comptroller and Secretary (Principal Financial
    James F. Westmoreland             Officer and Principal Accounting Officer)

/s/ Robert B. Catell                  Chairman of the Board of Directors                  March 22, 1999
------------------------------
    Robert B. Catell

/s/ Gordon F. Ahalt                   Director                                            March 22, 1999
------------------------------
    Gordon F. Ahalt

/s/ Russell D. Gordy                  Director                                            March 22, 1999
------------------------------
    Russell D. Gordy

/s/ Craig G. Matthews                 Director                                            March 22, 1999
------------------------------
    Craig G. Matthews

/s/ James Q. Riordan                  Director                                            March 22, 1999
------------------------------
    James Q. Riordan

/s/ Lester H. Smith                   Director                                            March 22, 1999
------------------------------
    Lester H. Smith


/s/ Donald C. Vaughn                  Director                                            March 22, 1999
------------------------------
    Donald C. Vaughn

                          GLOSSARY OF OIL AND GAS TERMS

      The definitions set forth below apply to the indicated terms as used in this Annual Report on Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

      Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

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

      Developed acreage. The number of acres allocated or assignable to producing wells or wells capable of production.

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

      Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

      Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

      Intangible Drilling and Development Costs. Expenditures made by an operator for wages, fuel, repairs, hauling, supplies, surveying, geological works etc., incident to and necessary for the preparing for and drilling of wells and the construction of production facilities and pipelines.

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

      Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

      Royalty interest. An interest in a natural gas and oil property entitling the owner to a share of oil or gas production free of costs of production.

      Tangible Drilling and Development Costs. Cost of physical lease and well equipment and structures. The costs of assets that themselves have a salvage value.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
Report of Independent Public Accountants..............................................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997..........................................   F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996............   F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996      F-5
Consolidated Statements of Cash Flows for the Years Ended  December 31, 1998, 1997 and 1996...........   F-6
Notes to Consolidated Financial Statements............................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      We have audited the accompanying consolidated balance sheets of The Houston Exploration Company (a Delaware corporation and an indirect 64%-owned subsidiary of MarketSpan Corporation d/b/a KeySpan Energy Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Houston Exploration Company, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP

New York, New York
February 9, 1999

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 DECEMBER 31,
                                                                                          ------------------------
                                                                                            1998           1997
                                                                                          ---------      ---------
                                                                                                (IN THOUSANDS)
ASSETS:
Cash and cash equivalents ...........................................................     $   4,645      $   4,745
Accounts receivable .................................................................        23,050         37,898
Accounts receivable-- Affiliate .....................................................           137          1,303
Inventories .........................................................................           915          1,265
Prepayments and other ...............................................................           754            645
                                                                                          ---------      ---------
          Total current assets ......................................................        29,501         45,856
Natural gas and oil properties, full cost method
  Unevaluated properties ............................................................       145,317        104,075
  Properties subject to amortization ................................................       828,168        566,868
Other property and equipment ........................................................         9,464          9,341
                                                                                          ---------      ---------
                                                                                            982,949        680,284
Less: Accumulated depreciation, depletion and amortization ..........................      (446,367)      (236,546)
                                                                                          ---------      ---------
                                                                                            536,582        443,738
Other assets ........................................................................         3,369          1,797
                                                                                          ---------      ---------
          TOTAL ASSETS ..............................................................     $ 569,452      $ 491,391
                                                                                          =========      =========
LIABILITIES:
Accounts payable and accrued expenses ...............................................     $  32,743      $  42,432
Deferred stock obligation ...........................................................            --          8,825
                                                                                          ---------      ---------
          Total current liabilities .................................................        32,743         51,257
Long-term debt and notes ............................................................       233,000        113,000
Subordinated note-- Affiliate .......................................................        80,000             --
Deferred federal income taxes .......................................................        31,027         70,741
Other deferred liabilities ..........................................................           152            206
                                                                                          ---------      ---------
          TOTAL LIABILITIES .........................................................       376,922        235,204
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10) STOCKHOLDERS' EQUITY: Common Stock,
$.01 par value, 50,000 shares authorized and 23,897 shares issued and outstanding at December 31, 1998 and 23,361 shares issued and outstanding at
  December 31, 1997 .................................................................           239            234
Additional paid-in capital ..........................................................       230,931        221,907
Retained earnings (deficit) .........................................................       (38,640)        34,046
                                                                                          ---------      ---------
          TOTAL STOCKHOLDERS' EQUITY ................................................       192,530        256,187
                                                                                          ---------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................     $ 569,452      $ 491,391
                                                                                          =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       1998           1997          1996
                                                                     ---------      ---------     ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Natural gas and oil revenues .................................     $ 127,124      $ 116,349     $  64,864
  Other ........................................................         1,123          1,297         1,040
                                                                     ---------      ---------     ---------
          Total revenues .......................................       128,247        117,646        65,904
OPERATING COSTS AND EXPENSES:
  Lease operating ..............................................        16,199         14,146        10,800
  Severance tax ................................................         4,967          4,233         1,401
  Depreciation, depletion and amortization .....................        79,838         59,081        33,732
 Writedown in carrying value of natural gas and oil properties .       130,000             --            --
  General and administrative, net ..............................         6,086          5,825         6,249
                                                                     ---------      ---------     ---------
          Total operating expenses .............................       237,090         83,285        52,182

Income(loss) from operations ...................................      (108,843)        34,361        13,722

Interest expense, net ..........................................         4,597            938         2,875
                                                                     ---------      ---------     ---------
Net income(loss) before income taxes ...........................      (113,440)        33,423        10,847
Provision(benefit) from federal income taxes ...................       (40,754)        10,173         2,205
                                                                     ---------      ---------     ---------

NET INCOME (LOSS) ..............................................     $ (72,686)     $  23,250     $   8,642
                                                                     =========      =========     =========

Net income(loss) per share .....................................     $   (3.05)     $    1.00     $    0.49
                                                                     =========      =========     =========
Net income(loss) per share-- assuming dilution .................     $   (3.05)     $    0.97     $    0.49
                                                                     =========      =========     =========

Weighted average shares outstanding ............................        23,768         23,337        17,532
Weighted average shares outstanding-- assuming dilution ........        23,768         24,028        17,687




              The accompanying notes are an integral part of these
                        consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   ADDITIONAL                            TOTAL
                                                    COMMON          PAID IN           RETAINED        STOCKHOLDERS'
                                                    STOCK           CAPITAL           EARNINGS           EQUITY
                                                 ------------     ------------      ------------      ------------
                                                                        (IN THOUSANDS)
Balance at December 31, 1995 ...............     $        153     $    100,929      $      2,154      $    103,236
Capital contributions from Brooklyn Union ..               --            6,342                --             6,342
8,037 shares of common stock at $15.50(1) ..               80          115,000                --           115,080
Net income .................................               --               --             8,642             8,642
                                                 ------------     ------------      ------------      ------------
Balance at December 31, 1996 ...............     $        233     $    222,271      $     10,796      $    233,300
Other(2) ...................................               --             (660)               --              (660)
28 shares of common stock at $15.50(3) .....                1              296                --               297
Net income .................................               --               --            23,250            23,250
                                                 ------------     ------------      ------------      ------------
Balance at December 31, 1997 ...............     $        234     $    221,907      $     34,046      $    256,187
534 shares of common stock at $16.91(4) ....                5            9,024                --             9,029
Net loss ...................................               --               --           (72,686)          (72,686)
                                                 ------------     ------------      ------------      ------------
Balance at December 31, 1998 ...............     $        239     $    230,931      $    (38,640)     $    192,530
                                                 ============     ============      ============      ============

-------------------

(1)      See Note 3 -- Stockholders' Equity.

(2)      Non-cash charge relating to the February 1996 Reorganization.

(3)      See Note 4 -- Incentive Stock Option Plan.

(4) See Note 3-- Stockholders' Equity. Price represents an average issuance price during the year.





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           1998           1997           1996
                                                                         ---------      ---------      ---------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income(loss) ...................................................     $ (72,686)     $  23,250      $   8,642
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .........................        79,838         59,081         33,732
  Writedown in carrying value of natural gas and oil properties ....       130,000             --             --
  Deferred income tax expense(benefit) .............................       (39,714)        13,601         11,939
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ....................        16,014         (3,356)       (10,348)
     Decrease (increase) in inventories ............................           350           (273)           217
     Decrease (increase) in prepayments and other ..................          (109)           279            (29)
     Decrease (increase) in other assets and liabilities ...........        (1,626)           (62)           909
     Increase (decrease) in accounts payable and accrued expenses ..        (9,689)         4,772          9,003
                                                                         ---------      ---------      ---------

Net cash provided by operating activities ..........................       102,378         97,292         54,065

INVESTING ACTIVITIES:
Investment in property and equipment ...............................      (302,685)      (145,055)      (154,125)
Dispositions and other .............................................            --          1,360          1,819
                                                                         ---------      ---------      ---------

Net cash used in investing activities ..............................      (302,685)      (143,695)      (152,306)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings .................................       312,000         79,000         76,838
Repayments of long-term borrowings .................................      (112,000)       (31,000)       (83,700)
Proceeds from issuance of common stock, net of offering costs ......           207            297        101,014
Capital contributions from Brooklyn Union ..........................            --             --          6,342
                                                                         ---------      ---------      ---------

Net cash provided by financing activities ..........................       200,207         48,297        100,494

Increase (decrease) in cash and cash equivalents ...................          (100)         1,894          2,253

Cash and cash equivalents, beginning of period .....................         4,745          2,851            598
                                                                         ---------      ---------      ---------

Cash and cash equivalents, end of period ...........................     $   4,645      $   4,745      $   2,851
                                                                         =========      =========      =========

Cash paid for interest .............................................     $   9,452      $   6,001      $   5,708
                                                                         =========      =========      =========

Cash paid for taxes ................................................     $      --      $      --      $      --
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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIEs

      Organization

      The Company was incorporated in Delaware in December 1985 to conduct offshore natural gas and oil exploration drilling and development operations in the Gulf of Mexico on behalf of The Brooklyn Union Gas Company ("Brooklyn Union"). In February 1996, Brooklyn Union reorganized its exploration and production assets and transferred to Houston Exploration its onshore producing properties. Subsequent to the reorganization, the Company has expanded its focus to include lower risk exploitation and development drilling on the onshore properties transferred, in addition to seeking acquisitions both onshore and offshore that primarily offer unexploited reserve potential and/or that are located in existing core operating areas. The Company's current operations focus offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. At December 31, 1998, the Company had net proved reserves of 480 Bcfe, 98% of which were natural gas and 80% of which were classified as proved developed.

      In September 1996, the Company completed an initial public offering (the "IPO") of 7,130,000 shares of Common Stock at $15.50 per share, resulting in net cash proceeds of $101 million. As of December 31, 1998, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of Common Stock. Brooklyn Union became a subsidiary of MarketSpan Corporation in May 1998 through the combination of Brooklyn Union's parent company, KeySpan Energy Corporation ("KeySpan"), and Long Island Lighting Company ("LILCO"). MarketSpan, a diversified energy provider doing business as ("d/b/a") KeySpan Energy: (i) distributes natural gas, through its subsidiary Brooklyn Union, to a customer base of 1.6 million in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LILPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

      Principles of Consolidation

      The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly-owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

      Reclassifications and Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's most significant financial estimates are based on remaining proved natural gas and oil reserves. See Note 13 -- Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates. Certain reclassifications for prior years have been made to conform with current year presentation.

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

      Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, the Company's EPS are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        1998          1997         1996
                                                      --------      --------     --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income(loss) ................................     $(72,686)     $ 23,250     $  8,642

Weighted average shares outstanding .............       23,768        23,337       17,532
Add dilutive securities:
  Options .......................................           --           153           27
  Contingent shares .............................           --           538          128
                                                      --------      --------     --------
Total weighted average shares outstanding and
  dilutive securities ...........................       23,768        24,028       17,687
                                                      ========      ========     ========

Net income (loss) per share .....................     $  (3.05)     $   1.00     $   0.49
Net income (loss) per share-- assuming dilution .     $  (3.05)     $   0.97     $   0.49

      The computation of diluted EPS for the year ended December 31, 1998 did not assume the conversion of options or any other potentially convertible securities as their inclusion would have been antidilutive.

      Natural Gas and Oil Properties

      Natural gas and oil properties are accounted for using the full cost method of accounting. Under this method of accounting, all costs identified with acquisition, exploration and development of natural gas and oil properties, including leasehold acquisition costs, geological and geophysical costs, dry hole costs, tangible and intangible drilling costs, interest and the general and administrative overhead directly associated with these activities are capitalized as incurred. The Company computes the provision for depreciation, depletion and amortization of natural gas and oil properties on a quarterly basis using the unit-of-production method. The quarterly provision is calculated by multiplying the natural gas and oil production each quarter by a depletion rate determined by dividing the total unamortized cost of natural gas and oil properties (including estimates of the costs of future development and property abandonment and excluding the cost of significant investments in unproved and unevaluated properties) by net equivalent proved reserves at the beginning of the quarter. Natural gas and oil reserve quantities represent estimates only. Actual future production may be materially different from estimated reserve quantities and such differences could materially affect future amortization of natural gas and oil properties. The Company believes that unevaluated properties at December 31, 1998 will be fully evaluated within five years.

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

      As of December 31, 1998, the Company estimates, using a December wellhead price of $1.83 per Mcf, that actual capitalized costs of natural gas and oil properties exceeded the ceiling limitation imposed under full cost accounting rules by approximately $41.2 million, after taxes. Subsequent to December 31, 1998, natural gas prices continued to decline, such that the Company estimates, using a February wellhead price of $1.61 per Mcf, that the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $84.5 million, after taxes. As a result, the Company reduced the carrying value of its natural gas and oil properties as of December 31, 1998, by $84.5 million, after taxes.

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

      General and Administrative Costs and Expenses

      The Company receives reimbursement for administrative and overhead expenses incurred on behalf of other working interest owners on properties operated by the Company. These reimbursements totaling $1.1 million, $0.9 million and $1.0 million for the years ended December 31, 1998, 1997 and 1998, respectively, were allocated as reductions to general and administrative expenses. The capitalized general and administrative costs directly related to the Company's acquisition, exploration and development activities, during 1998, 1997 and 1996, aggregated $7.5 million, $7.2 million and $5.3 million, respectively.

      Capitalization of Interest

      The Company capitalizes interest related to its unevaluated natural gas and oil properties and certain properties under development which are not currently being amortized. For the years ended December 31, 1998, 1997 and 1996 interest costs of $9.8 million, $5.9 million and $3.5 million, respectively, were capitalized.

      Gas Imbalances

      The Company incurs certain production gas volume imbalances in the ordinary course of business and utilized the entitlements method to account for its gas imbalances. Under this method, income is recorded based on the Company's net revenue interest in production or nominated deliveries. Net deliveries in excess of these amounts are recorded as liabilities, while net under deliveries are reflected as assets. Production imbalances are valued using current market prices. Production imbalances were not material as of December 31, 1998 and 1997.

      Financial Instruments

      Fair value information is included in the notes to consolidated financial statements when the fair value of the financial instruments is different from the carrying or book value. The book value of those financial instruments that are classified as current assets or liabilities approximate fair value because of the short maturity of those instruments.

      Cash and Cash Equivalents. Cash equivalents are comprised of highly liquid investments with a maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value due to the short maturity of these instruments.

      Hedging Contracts. The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production in order to achieve a more predictable cash flow and to reduce its exposure to adverse price fluctuations. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. These instruments include swaps, costless collars and options, and are usually placed with major financial institutions that the Company believes are minimal credit risks. The Company's hedging strategies meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("SFAS 80"). Accordingly, gains and losses are recognized when the underlying transaction is completed, at which time these gains and losses are included in earnings as a component of natural gas revenues in accordance with a hedged transaction. If hedging instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses are recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements. Natural gas revenues were increased by $3.8 million in 1998, and were reduced by $9.9 million and $11.1 million, respectively, during 1997 and 1996, relative to these contracts. See Note 8 -- Hedging Transactions.

      The Company also uses interest rate swaps to manage the interest rate exposure arising from certain borrowings. Swaps used to hedge debt are designated as hedges and are matched to the debt as to notional amount and maturity. The periodic receipts or payments from each swap are recognized over the term of the swap as an adjustment to interest expense.

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

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or recorded in comprehensive income until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that are recorded as hedges. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. The Company plans to adopt SFAS No. 133 effective January 1, 2000. Currently, the Company cannot estimate the impact of the statement on results of future operations; however, it believes that the impact will not be material.

NOTE 2 -- LONG-TERM DEBT AND NOTEs

                                                          YEARS ENDED DECEMBER 31,
                                                        ---------------------------
                                                           1998            1997
                                                        -----------     -----------
                                                               (IN THOUSANDS)
    SENIOR DEBT:
    Bank revolving credit facility ................     $   133,000     $   113,000
    SUBORDINATED DEBT:
    8 5/8% Senior Subordinated Notes, due 2008 ....         100,000              --
    Subordinated Note--KeySpan ....................          80,000              --
                                                        -----------     -----------
        Total long-term debt and notes ............     $   313,000     $   113,000
                                                        ===========     ===========

      The carrying amount of borrowings outstanding under the Credit Facility and the Subordinated KeySpan Facility approximates fair value as the interest rates are tied to current market rates. At December 31, 1998, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 98% of the $100 million carrying value or $98 million.

      Credit Facility

      The Company has entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"), which provides a maximum commitment of $150 million, subject to borrowing base limitations. At December 31, 1998 the borrowing base was $150 million of which up to $5 million was available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on July 1, 2000 and is unsecured. At December 31, 1998, $133.0 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to December 31, 1998, the Company borrowed an additional $7 million, bringing borrowings to $140.4 million as of March 22, 1999.

      Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.375% to 1.125%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.20% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and
(ii) 33% of the fee in (i) above on the difference between the lower of the Facility Amount or the Borrowing Base and the

Designated Borrowing Base. The weighted average interest rate was 6.44%, 6.90% and 6.25%, respectively, for the years ended December 31, 1998, 1997 and 1996.

      The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and
(ii) a total debt to capitalization ratio of less than 60%. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of December 31, 1998, the Company was in compliance with all such covenants with the exception of the debt to capitalization ratio with was 62% rather than 60%. The Company received a waiver of non-compliance from Chase for the debt to capitalization ratio.

      Senior Subordinated Notes

      On March 2, 1998, the Company issued $100 million of 85/8% Senior Subordinated Notes (the "Subordinated Notes") due January 1, 2008 in a private placement to qualified institutional buyers. The Notes bear interest at a rate of 85/8% per annum with interest payable semi-annually on January 1 and July 1, commencing July 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness.

      KeySpan Facility.

      On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and pari passu to the Subordinated Notes. Borrowings are unsecured. Subject to the approval of the Company's stockholders, any principal amount that remains outstanding under the KeySpan Facility at January 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to January 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company pays a commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred an upfront fee of $50,000. As of December 31, 1998, outstanding borrowings under the facility were $80 million. For the year ended December 31, 1998, the Company paid a total $0.5 million in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 Chevron Acquisition. See Note 11--Acquisitions.

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

      Concurrently with the completion of the IPO, the Company's President exchanged certain of his after program- payout working interests valued at $2.3 million for 145,161 shares of common stock. In addition, concurrently with the completion of the IPO, the Company issued 762,387 shares of common stock with an aggregate value (determined by reference to the IPO price) of $11.8 million to Soxco in connection with the Soxco Acquisition. On March 27, 1998 and pursuant to the Soxco Acquisition, the Company issued 520,777 shares of common stock with an aggregate value (determined by reference to the average price of the Company's common stock over a specified period of 20 trading days) of $8.8 million to Soxco in payment of the deferred purchase price. See Note 11 -- Acquisitions.

NOTE 4 -- INCENTIVE STOCK OPTION PLANS

      1994 Incentive Plan

      On July 1, 1994, the Company adopted the Long-Term Stock Incentive Plan (the "1994 Incentive Plan"), and granted options to purchase 247,000 shares of common stock at $11.22 per share to certain officers and directors of Brooklyn Union. Options under the 1994 Incentive Plan were nonqualified and had tandem phantom option shares that gave the option holder the right to receive a cash payment five years from the grant date provided the Company was a privately held entity. At completion of the Company's IPO on September 20, 1996, all options under the 1994 Incentive Plan were canceled in exchange for a cash payment by the Company of $840,000. The Company recorded the $840,000 charge as compensation expense in 1996.

      1996 Incentive Plan

      At the completion of the IPO, the Company adopted the 1996 Stock Option Plan (the "1996 Incentive Plan"), which allows the Company to grant options not to exceed 10% of the shares of the Company's common stock outstanding from time to time. On September 20, 1996, the Company authorized 2,333,276 options and as of December 31, 1998 2,124,438 options had been granted. The options granted under the 1996 Incentive Plan expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date.

      During 1997, the 1996 Incentive Plan was amended to allow option grants to non-employee directors of the Company. Options granted to non-employee directors vest on the date of grant and are nonqualified.

      Under the 1996 Incentive Plan, 978,750 of the options granted are incentive stock options ("ISOs") and the balance, 1,145,688 are nonqualified stock options ("NQSOs"). Common stock issued through the exercise of nonqualified options will result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. Generally, the Company will not receive an income tax deduction for ISOs.

      The following is a summary of option activity during the years ended December 31, 1998, 1997 and 1996:

                                                                     YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------------
                                                 1998                             1997                             1996
                                    ------------------------------   ------------------------------   ------------------------------
                                       SHARES            PRICE*         SHARES            PRICE*          SHARES           PRICE*
Options at beginning of  year ...       1,669,598    $       16.67       1,239,638    $       15.53         247,000    $       11.22
  Granted .......................         426,700            19.07         458,100            19.69       1,239,638            15.53
  Exercised .....................         (13,260)           15.70         (28,140)           15.50              --
  Canceled ......................              --                                                --        (247,000)           11.22
                                    -------------                    -------------                    -------------
Options outstanding at year end .       2,083,038    $       17.17       1,669,598    $       16.67       1,239,638    $       15.53
                                    =============                    =============                    =============

Exercisable at end of year ......         599,275    $       16.58         268,788    $       16.49              --

Options available for grant .....         208,838                          635,538                        1,093,638

Weighted average fair value of
  options granted ...............   $        8.54                    $        8.71                    $        7.18

---------------------------

* Weighted average exercise price for the year.

      Phantom Stock Rights

      On December 16, 1996, the Company granted key employees of Houston Exploration 176,470 phantom stock rights ("PSRs") that give the holder the right to receive a cash payment determined by reference to the fair market value of one share of the Company's common stock. Twenty percent (20%) of the PSRs are payable on December 16th of each of the years 1997 through 2001. On each date on which a PSR is payable, the holder will receive a cash payment equal to (i) the average of the closing prices per share of the Company's common stock for the five trading days immediately preceding such payment date multiplied by (ii) the number of PSRs payable on such date. During 1998 and 1997, the Company made payments of $0.6 million and $0.8 million, respectively for the vested portion of PSRs.

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

      Fair Value of Employee Stock-Based Compensation

      The Company accounts for the Incentive Stock Plans using the intrinsic value method prescribed under APB No. 25 and accordingly no compensation expense has been recognized for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996:

                                                                     1998              1997          1996
                                                                  ------------     ------------   ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)-- as reported.................................. $    (72,686)    $     23,250   $    8,642
Net income (loss)-- pro forma....................................      (74,985)          21,499        8,268

Net income (loss) per share-- as reported........................ $      (3.05)    $       1.00   $     0.49
Net income (loss) per share-- assuming dilution--as reported.....        (3.05)            0.97         0.49

Net income (loss) per share-- pro forma.......................... $      (3.15)    $       0.92   $     0.47
Net income (loss) per share-- assuming dilution-- pro forma......        (3.15)            0.89         0.47

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996: (i) average risk-free interest rate of 5.97%, 6.30%, and 6.66%, respectively, (ii) expected lives of 5 years; (iii) expected dividends of zero; and (iv) expected volatility of 41%.

NOTE 5 -- INCOME TAXES

      The components of the federal income tax provision (benefit) are:

                                                              1998          1997           1996
                                                           ----------     ---------      ---------
                                                                       (IN THOUSANDS)
Current................................................... $  (1,040)     $  (3,428)     $  (9,734)
Deferred..................................................   (39,714)        13,601         11,939
                                                           ----------     ---------      ---------
          Total........................................... $ (40,754)     $  10,173      $   2,205
                                                           ==========     =========      =========

      The credit in the current provision represents Section 29 tax credits (see
Note 6 -- Related Party Transactions). During 1996, the Company received from Brooklyn Union pursuant to the previous tax-sharing agreement $13.7 million. No amounts were received in 1997 or 1998, as effective September 30, 1996, the Company became a stand alone tax entity and is no longer consolidated with Brooklyn Union. As of December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $28 million that may be used in future years to offset taxable income.

      The following is a reconciliation of statutory federal income tax expense (benefit) to the Company's income tax provision:

                                                              1998           1997           1996
                                                           ----------     ---------      ----------
                                                                        (IN THOUSANDS)
Income (loss) before income taxes......................... $ (113,440)    $  33,423      $   10,847
Statutory rate............................................        35%           35%             35%
Income tax expense (benefit) computed at statutory rate...    (39,704)       11,698           3,796
Reconciling items:
     Section 29 tax credits...............................     (1,040)       (1,200)         (1,401)
     Percentage depletion.................................        (12)          (14)            (33)
     Other................................................          2          (311)           (157)
                                                           ----------     ---------      ----------
Tax expense (benefit)..................................... $  (40,754)    $  10,173      $    2,205
                                                           ===========    =========      ==========

      Deferred Income Taxes

      The components of net deferred tax liabilities pursuant to SFAS No. 109 for the years ended December 31, 1998 and 1997 primarily represent temporary differences related to natural gas and oil properties.

NOTE 6 -- RELATED PARTY TRANSACTIONS

      Subordinated KeySpan Facility.

      On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility") which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and pari passu to the Senior Subordinated Notes. Borrowings are unsecured. Subject to the approval of the Company's stockholders, any principal amount that remains outstanding under the KeySpan Facility at January 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to January 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company pays a commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred an upfront fee of $50,000. As of December 31, 1998, outstanding borrowings under the facility were $80 million. For the year ended December 31, 1998, the Company paid a total $0.5 million in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 Chevron Acquisition. See Note 11--Acquisitions.

      Sale of Section 29 Tax Credits

      Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under
Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non- conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and
(iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect for the years ended December 31, 1998 and 1997 was a reduction to income tax expense of approximately $1.0 million and

$1.2 million, respectively, representing benefits received from the Section 29 tax credits. At December 31, 1997, the balance sheet effect of this transaction was a $1.4 million reduction to the full cost pool for the down payment.

      General and Administrative Expense

      The Company reimburses Brooklyn Union for certain general and administrative costs. During the years ended December 31, 1998, 1997 and 1996, the Company paid Brooklyn Union $-0-, $0.1 million and $0.6 million in general and administrative reimbursements.

      Gas Sales

      During 1998 and 1997, the Company had no gas sales to related parties. During the year ended December 31, 1996, the Company had natural gas sales of $26.7 million, representing 40% of the Company's natural gas and oil revenues, to a then affiliate of Brooklyn Union, PennUnion Energy Services, L.L.C. ("PennUnion"). The Company's term supply agreement with PennUnion was terminated in October 1996 with Brooklyn Union's sale of its interest in PennUnion. Under the terms of the agreement, the Company agreed to sell and PennUnion agreed to buy a substantial portion of the Company's production at index-related prices. The Company believes that prices at which it sold gas to PennUnion were similar to those it would have been able to obtain in the open market.

      Employment Contracts

      Prior to the IPO the Company maintained an employment agreement with its President and Chief Executive Officer which provided him with the option to participate in up to a 5% working interest in certain prospects of the Company. In July of 1996 and pursuant to such employment agreement, affiliates of the Company's President obtained a 5% working interest in the 142 wells acquired by the Company in the Charco Acquisition (see Note 11 --Acquisitions) and the right to participate with a 5% working interest in any future wells drilled by the Company on the Charco acreage acquired. During 1998, 1997 and 1996, affiliates of the Company's President paid $2.7 million, $3.3 million and $1.4 million, respectively, in costs and expenses attributable to working interests owned in properties operated by the Company, and received $4.7 million, $3.9 million and $1.6 million, respectively, in distributions attributable to such working interests.

      The employment agreement also provided for the assignment to the President of a 2% net profits interest in all prospects of the Company and a 6.75% after program-payout working interest. In addition, the employment agreement provided for the assignment to certain key employees designated by the President of an overriding royalty interest equivalent in the aggregate to a 4%percent net revenue interest in certain properties acquired by the Company. No assignments were made subsequent to the year ended December 31, 1995. Upon completion of the IPO, the President's employment agreement was terminated and replaced with a new employment agreement, which does not provide the President with the option to participate in prospects of the Company or to receive or grant assignments or after program-payout working interests. In addition to the Company's President, certain other key employees of the Company entered into employment agreements upon completion of the IPO.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

      401(k) Profit Sharing Plan

      The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") for its employees. Under the 401(k) Plan, eligible employees may elect to have the Company contribute on their behalf up to 15% of their base compensation (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended) on a before tax basis. The Company makes a matching contribution of $0.50 for each $1.00 of employee deferral, not to exceed 5% of an employee's base compensation, subject to limitations imposed by the Internal Revenue Service. The amounts contributed under the 401(k) Plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. An employee's salary deferral contributions under the 401(k) Plan are 100% vested. The Company's matching contributions vest at the rate of 20% per year of service. Participants are entitled to payment of their vested account balances upon termination of employment. The Company made contributions to the 401(k) Plan of $0.2 million in each of the three years ended December 31, 1998, 1997 and 1996.

      Supplemental Executive Plan

      Effective immediately prior to the IPO, the Company adopted an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP") for the benefit of James G. Floyd, the Company's President and Chief Executive Officer. The SERP provides that, if the executive remains with the Company until age 65, upon his retirement on or after age 65, the executive will be paid $100,000 per year for life. If, after retirement, the executive predeceases his spouse, 50% of the executive's SERP benefit will continue to be paid to the executive's surviving spouse for her life. The Company accrued $123,000 for each of the years ended December 31, 1998 and 1997 related to the SERP. In 1996, no amounts were accrued as required accruals were de minimus.

NOTE 8 -- HEDGING CONTRACTS

      Interest Rate Swap Agreements.

      The fair values are obtained from the financial institutions that are counterparties to the transactions. These values represent the estimated amount the Company would pay or receive to terminate the agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company's interest rate swap agreements are off balance sheet transactions and, accordingly, no respective carrying amounts for these transactions are included in the accompanying consolidated balance sheets at December 31, 1998 and 1997. At December 31, 1998, the Company had one interest rate swap agreement to exchange the differential between the fixed rate of 6.025% and a market LIBOR rate using an aggregate notional principal of $30.0 million over various 90-day periods from November 1998 through November 1999. As of December 31, 1998 and 1997, the estimated fair value of the interest rate swap agreements were $0.4 million and $0.2 million, respectively, both in a payable position.

      Natural Gas Price Swaps, Options and Collars

      As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its production for 1999 as follows:

                    FIXED PRICE SWAPS            COLLARS                                  OPTIONS              FAIR VALUE
                 -----------------------    -----------------------------   -------------------------------   -------------
                          NYMEX                               NYMEX                       NYMEX
                  VOLUME        CONTRACT     VOLUME      CONTRACT PRICE     VOLUME        STRIKE
     PERIOD      (MMMBTU)        PRICE      (MMMBTU)     FLOOR    CEILING   (MMMBTU)      PRICE    PUT/CALL   ($ THOUSANDS)
--------------   --------       --------    --------     -----    -------   --------      -----    --------   -------------
January 1999         755     $    2.50         --           --        --        --           --         --    $    534
February 1999         --           --          280     $   2.40  $   2.90       --           --         --    $    126

      As of December 31, 1997, the Company had entered into commodity price hedging contracts with respect to its production for 1998 as follows:

                    FIXED PRICE SWAPS            COLLARS                                  OPTIONS              FAIR VALUE
                 -----------------------    -----------------------------   -------------------------------   -------------
                          NYMEX                               NYMEX                       NYMEX
                  VOLUME        CONTRACT     VOLUME      CONTRACT PRICE     VOLUME        STRIKE
     PERIOD      (MMMBTU)        PRICE      (MMMBTU)     FLOOR    CEILING   (MMMBTU)      PRICE    PUT/CALL   ($ THOUSANDS)
--------------   --------       --------    --------     -----    -------   --------      -----    --------   -------------
January 1998         355     $    2.07       1,860     $   2.73  $   3.88       155     $   2.01      Put        $    793
February 1998        340          2.07       1,120     $   2.65  $   3.16       140     $   2.01      Put        $    405
February 1998                                                                   560     $   3.50      Call       $      3
March 1998           355          2.07         930     $   2.25  $   2.75       155     $   2.01      Put        $     95

      These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with a floor transaction. For option contracts, the Company has the option, but not the obligation, to buy contracts at the strike price up to the day before the last trading day for that NYMEX contract. The fair value is calculated using prices derived from NYMEX futures contract prices existing at December 31 1998 or 1997, as appropriate. NYMEX natural gas price closed at $2.14 per MMbtu and $2.68 per MMbtu at December 31, 1998 and 1997, respectively.

      The Company periodically enters into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to eliminate basis risk. Because substantially all of the Company's natural gas production is sold under spot contracts, that have historically correlated with the NYMEX price, the Company believes that it has no material basis risk.

NOTE 9 -- SALES TO MAJOR CUSTOMERS

      The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the year ended December 31, 1998 to H&N Gas Ltd. (27%) and Columbia Energy Services Corporation (12%); for the year ended December 31, 1997 to H&N Gas Ltd. (38%), and for the year ended December 31, 1996 PennUnion (40%) and H&N Gas Ltd. (27%). As is the nature of the exploration, development and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, the Company believes that the loss of any of the Company's major purchasers would not have a material adverse effect on the Company's operations. Prior to October 1996, PennUnion was an affiliate of Brooklyn Union. The Company's purchase and sale agreement with PennUnion was terminated in September 1996 with Brooklyn Union's sale of its interest in PennUnion. See Note 6 -- Related Party Transactions.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

      Litigation

      The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

      Leases

      The Company has entered into certain noncancellable operating lease agreements relative to office space and equipment with various expiration dates through 2002. Minimum rental commitments under the terms of the leases are as follows (in thousands):

Year ended December 31,
1999................................................... $     392
2000...................................................       392
2001...................................................       392
2002...................................................       460
2003...................................................       554
Thereafter............................................. $     323

      Net rental expense related to these leases was $0.3 million for each of the years ended December 31, 1998, 1997 and 1996.

NOTE 11 -- ACQUISITIONS

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

      The Company loaned Mr. Floyd the $3.1 million purchase price for his purchase of a 5% working interest in the properties purchased by the Company in the TransTexas Acquisition. In addition, the Company has agreed to loan Mr. Floyd, on a revolving basis, the amounts required to fund the expenses attributable to Mr. Floyd's working interest. Mr. Floyd is required to repay amounts owed under the loan in the amount of 65% of all distributions received by Mr. Floyd in respect of such working interest, as distributions are received. Amounts outstanding under such loan bear interest at an interest rate equal to the Company's cost of borrowing under the Credit Facility. Mr. Floyd's obligations under the agreement are secured by a pledge of his working interest in, and the production from, such properties. As of December 31, 1998, the outstanding balance owed by Mr. Floyd under the agreement was $3.5 million and the loan will mature on July 2, 2006.

      Soxco

      On September 25, 1996, the Company acquired substantially all of the natural gas and oil properties and related assets (the "Soxco Acquisition") of Smith Offshore Exploration Company ("Soxco"). The natural gas and oil properties acquired in the Soxco Acquisition consisted solely of working interests in properties located in the Gulf of Mexico that are operated by the Company or in which the Company also has a working interest. Pursuant to the Soxco Acquisition, the Company paid Soxco cash in the aggregate amount of $20.3 million (net of $3.4 million for certain purchase price adjustments), and issued to Soxco 762,387 shares of common stock with an aggregate value (determined by reference to the IPO price) of $11.8 million. The cash portion of the purchase price was funded with the proceeds of the IPO. In addition to the foregoing, the Company agreed to pay Soxco a deferred purchase price of up to $17.6 million effective January 31, 1998. The amount of the deferred purchase price was determined by the probable reserves of Soxco as of December 31, 1995 (approximately 17.6 Bcfe) that are produced prior to or classified as proved as of December 31, 1996 and December 31, 1997, respectively, provided that Soxco was entitled to receive a minimum deferred purchase price of approximately $8.8 million. On March 27, 1998, the Company issued 520,777 shares of common stock with an aggregate value (determined by reference to the average price of the Company's common stock over a specified period of 20 trading days) of $8.8 million to Soxco in payment of the deferred purchase price.

      South Louisiana Acquisition

      On April 29, 1998, the Company completed the acquisition of certain natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in South Louisiana (the "South Louisiana Acquisition"). The properties and acreage acquired are located primarily in the South Lake Arthur and Lake Pagie Fields, located primarily in Vermilion Parish and Terrebonne Parish, respectively. The properties purchased represented interests in 57 producing wells. The net purchase price of $53.2 million was paid in cash, financed with borrowings under the Credit Facility.

      On October 16, 1998 and November 11, 1998, the Company completed the acquisition of additional working interests in approximately 25 wells located in the South Lake Arthur Field. The natural gas and oil properties acquired consisted solely of incremental working interests in properties in which the Company had previously acquired a working interest in April 1998. The net purchase price of $24.8 million was paid in cash, financed with borrowings under the Credit Facility.

      Chevron Acquisition

      On November 30, 1998, the Company acquired from Chevron U.S.A. Inc. ("Chevron") a 100% working interest in Chevron's Mustang Island A-31 Field in the Gulf of Mexico (the "Chevron Acquisition"). The Mustang Island A-31 Field is comprised of three adjacent blocks: Mustang Island A-22, A-31 and A-32. The field has nine producing wells and three platforms. The net purchase price of $84.9 million was paid in cash, financed in part by borrowings under the Subordinated KeySpan Facility.

NOTE 12 -- SUBSEQUENT EVENTS

      KeySpan Joint Venture

      On March 15, 1999, the Company signed a joint exploration agreement ( the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. The joint venture may be terminated at the option of either party at the end of the then current calendar year. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan will commit approximately $100 million per calendar year and Houston Exploration will commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration will contribute all of its currently undeveloped offshore leases to the Joint Venture and KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan will pay 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year will be paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration will receive reimbursement of a portion of its general and administrative costs during the term of the KeySpan Joint Venture. The Company plans to drill approximately 8 to 10 offshore exploratory wells under the terms of the KeySpan Joint Venture during 1999. Both Houston Exploration and KeySpan obtained separate opinions, each from a nationally recognized investment banking firm, as to the fairness to the Company and its noteholders and to KeySpan, respectively, of the KeySpan Joint Venture, from a financial point of view. A special committee, comprised of outside, unaffiliated directors, appointed by the Company's Board of Directors has determined that the joint venture is fair to the Company's stockholders.

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

      Capitalized Costs of Natural Gas and Oil Properties

      As of December 31, 1998, 1997 and 1996, the Company's capitalized costs of natural gas and oil properties are as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1998            1997           1996
                                                                ------------    ------------   ------------
                                                                                (IN THOUSANDS)
Unevaluated properties, not amortized.......................... $    145,317    $    104,075   $     60,258
Properties subject to amortization.............................      828,168         566,868        468,062
                                                                ------------    ------------   ------------
Capitalized costs..............................................      973,485         670,943        528,320
Accumulated depreciation, depletion and amortization...........     (438,974)       (229,776)      (171,258)
                                                                ------------    ------------   ------------
          Net capitalized costs................................ $    534,511    $    441,167   $    357,062
                                                                ============    ============   ============

      The following is a summary of the costs (in thousands) which are excluded from the amortization calculation as of December 31, 1998, by year of acquisition. The Company is not able to accurately predict when these costs will be included in the amortization base; however, the Company believes that unevaluated properties at December 31, 1998 will be fully evaluated within five years.

1998......................................... $   68,931
1997.........................................     34,259
1996.........................................     19,766
Prior........................................     22,361
                                              ----------
                                              $  145,317
                                              ==========

      Costs incurred for natural gas and oil exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 1998, 1997 and 1996 include interest expense, general and administrative costs related to acquisition, exploration and development of natural gas and oil properties, of $17.3 million, $13.1 million and $8.8 million, respectively.

                                                                           YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                     1998             1997           1996
                                                                  ------------    ------------   ------------
                                                                                  (IN THOUSANDS)
Property acquisition:
  Unevaluated(1)................................................. $     33,803    $     16,613   $     23,317
  Proved.........................................................      162,083          24,007         94,774
Exploration costs................................................       55,611          44,119         27,398
Development costs................................................       51,046          59,244         31,243
                                                                  ------------    ------------   ------------
          Total costs incurred................................... $    302,543    $    143,983   $    176,732
                                                                  ============    ============   ============

-----------------


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

      The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

                                                                     A OF DECEMBER  31,
                                                        ----------------------------------------------
                                                            1998              1997           1996
                                                        -------------    -------------   -------------
                                                                        (IN THOUSANDS)
Future cash inflows.................................... $     878,448    $     781,336   $   1,117,058
Future production costs................................      (153,567)        (135,437)       (153,452)
Future development costs...............................      (103,915)         (84,658)        (67,966)
Future income taxes....................................       (89,032)        (124,510)       (230,316)
                                                        -------------    -------------   -------------
Future net cash flows..................................       531,934          436,731         665,324
10% annual discount for estimated timing of
  cash flows...........................................      (135,874)        (121,351)       (212,742)
                                                        -------------    -------------   -------------
Standardized measure of discounted future net
  cash flows........................................... $     396,060    $     315,380   $     452,582
                                                        =============    =============   =============

      Future cash inflows include the effect of hedges in place at year end December 31, 1998, 1997 and 1996. At December 31, 1998 the effect of the hedges in place is an increase of $0.4 million to future cash inflows. As of December 31, 1997, and 1996 the effect of the hedges in place is a reduction to future cash inflows of $0.5 million and $28.7 million, respectively.

      The following table summarizes changes in the standardized measure of discounted future net cash flows:

                                                                     AS OF DECEMBER 31,
                                                        -------------------------------------------
                                                           1998             1997            1996
                                                        -----------      -----------     ----------
                                                                       (IN THOUSANDS)
Beginning of the year.................................. $   315,380      $   452,582     $  171,459
Revisions to previous estimates:
  Changes in prices and costs..........................    (104,137)        (223,169)       145,385
  Changes in quantities................................      (4,982)         (23,156)       (19,132)
  Changes in future development costs..................      (6,656)         (20,499)       (14,068)
Development costs incurred during the period...........      15,891           16,154         19,594
Extensions and discoveries, net of related costs.......      72,333          114,893         46,616
Sales of natural gas and oil, net of production costs..    (105,958)         (97,968)       (52,663)
Accretion of discount..................................      37,706           57,700         20,652
Net change in income taxes.............................      44,812           62,733        (89,353)
Purchase of reserves in place..........................     156,122            2,463        251,713
Sale of reserves in place..............................        (863)            (608)          (723)
Production timing and other............................     (23,588)         (25,745)       (26,898)
                                                        -----------      -----------     ----------
End of year............................................ $   396,060      $   315,380     $  452,582
                                                        ===========      ===========     ==========

ESTIMATED NET QUANTITIES OF NATURAL GAS AND OIL RESERVES (UNAUDITED)

      The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves (all within the United States) at the end of each of the three years in the period ended December 31, 1998, 1997 and 1996.

                                                    NATURAL GAS                          CRUDE OIL AND CONDENSATE
                                                      (MMCF)                                     (MBBLS)
                                        ------------------------------------        ----------------------------------
                                          1998         1997          1996             1998         1997         1996
                                        ---------    ---------     ---------        --------     --------     --------
Proved developed and
  undeveloped  reserves:...............   330,601      320,474       195,946           1,077        1,131          889
Revisions of previous estimates........    (4,656)     (18,743)       (8,665)           (105)         (62)        (157)
Extensions and discoveries.............    67,272       75,651        21,445             249          184          198
Production.............................   (61,479)     (50,310)      (31,215)           (225)        (171)        (118)
Purchase of reserves in place..........   139,994        3,778       143,688             665            1          361
Sales of reserves in place.............    (1,285)        (249)         (725)            (11)          (6)         (42)
                                        ---------    ---------     ---------        --------     --------     --------
End of year............................   470,447      330,601       320,474           1,650        1,077        1,131
                                        =========    =========     =========        ========     ========     ========
Proved developed reserves:
Beginning of year......................   256,632      236,544       162,784             914        1,013          774
End of year............................   369,931      256,632       236,544           1,498          914        1,013

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Selected unaudited quarterly data is shown below:

                                                  1ST            2ND            3RD             4TH
                                                QUARTER        QUARTER        QUARTER         QUARTER
                                               ----------     ----------     ----------      ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
  Total revenues.............................. $   33,084     $   35,511     $   30,853      $   28,799
  Income (loss) from operations(1)............      7,208          8,700          3,927        (128,678)
  Net income (loss)(1)........................      4,723          5,306          2,003         (84,718)
  Net income (loss) per share................. $     0.20     $     0.22     $     0.08      $    (3.55)
  Net income (loss) per share-- fully diluted  $     0.20     $     0.22     $     0.08      $    (3.55)
1997
  Total revenues.............................. $   25,328     $   22,220     $   29,312      $   40,786
  Income from operations......................      8,287          4,337          8,065          13,672
  Net income..................................      5,693          3,442          5,525           8,590
  Net income per share........................ $     0.24     $     0.15     $     0.24      $     0.37
  Net income per share-- fully diluted........ $     0.24     $     0.14     $     0.23      $     0.35

---------------------------

(1) Includes a fourth quarter 1998 non-cash charge for the writedown in the carrying value of natural gas and oil properties of $130.0 million, $84.5 million after taxes, as required under full cost accounting rules. See Note 1-- Natural Gas and Oil Properties.

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

     10.2**  -- Employment Agreement dated July 2, 1996 between The
                Houston Exploration Company and James G. Floyd (filed as Exhibit
                10.8 to the Company's Registration Statement on Form S-1
                (Registration No. 333-4437) and incorporated by reference herein). 10.3 ** -- Employment Agreement dated July 2, 1996 between The Houston Exploration Company and Randall J. Fleming
                (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.3**  -- Employment Agreement dated July 2, 1996 between The Houston
                Exploration Company and Randall J. Fleming (filed as
                Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.4**  -- Employment Agreement dated July 2, 1996 between The
                Houston Exploration Company and Thomas W. Powers (filed as
                Exhibit 10.10 to the Company's Registration Statement on Form
                S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.5**  -- Employment Agreement dated July 2, 1996 between The Houston
                Exploration Company and James F. Westmoreland (filed as Exhibit
                10.11 to the Company's Registration Statement on Form S-1
                (Registration No. 333-4437) and incorporated by reference herein).

     10.6**  -- 1996 Stock Option Plan (filed as Exhibit 10.12 to the
                Company's Registration Statement on Form S-1 (Registration No.
                333-4437) and incorporated by reference herein). 10.7 --
                Registration Rights Agreement dated as of July 2, 1996 between
                The Houston Exploration Company and THEC Holdings Corp. (filed as Exhibit 10.13 to the Company's Registration Statement on Form
                S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.7    -- Registration Rights Agreement dated as of July 2, 1996 between
                The Houston Exploration Company and THEC Holdings, Corp.
                (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

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

  EXHIBITS                         DESCRIPTION
  --------                         -----------
     10.11   -- First Amendment, dated August 30, 1996, to the Credit
                Agreement among The Houston Exploration Company and Texas
                Commerce Bank National Association, as Agent, and the other
                Banks signatory thereto (filed as Exhibit 10.11 to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1997
                (001-11899) and incorporated by reference herein).

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

     10.17** -- Registration Rights Agreement dated as of September 25, 1996 between The Houston Exploration Company and James G. Floyd
                (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.18** -- Supplemental Executive Pension Plan (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1
                (Registration No. 333-4437) and incorporated by reference herein).

     10.19** -- Deed of Trust, Assignment of Production, Security Agreement
                and Financing Statement between The Houston Exploration Company and James G. Floyd (filed as Exhibit 10.24 to the Company's
                Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).

     10.20** -- Contribution Agreement between James G. Floyd and The Houston
                Exploration Company (filed as Exhibit 10.25 to the Company's
                Registration Statement on Form S-1 (Registration No. 333- 4437) and incorporated by reference herein).

     10.21** -- Employment Agreement, dated September 19, 1996, between The
                Houston Exploration Company and Charles W. Adcock (filed as
                Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11899) and incorporated by reference herein).

     10.22** -- Form of Letter Agreement from The Houston Exploration Company to each of James G. Floyd, Randall J. Fleming, Thomas W. Powers,
                Charles W. Adcock, James F. Westmoreland and Sammye L. Dees evidencing grants of Phantom Stock Rights effective as of December 16, 1996 (filed as Exhibit 10.27 to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1996
                (File No. 001-11899) and incorporated by reference herein).

  EXHIBITS                         DESCRIPTION
  --------                         -----------
     10.23** -- Purchase and Sale Agreement, dated January 1, 1997, between
                The Houston Exploration Company and KeySpan Natural Fuel, LLC
                (filed as Exhibit 10.1 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1997 (File No.
                001-11899) and incorporated by reference herein).

     10.24** -- Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001- 11899) and incorporated by reference herein).

     10.25   -- Indenture, dated as of March 2, 1998, between The Houston
                Exploration Company and The Bank of New York, as Trustee, with respect to the 85/8% Senior Subordinated Notes Due 2008
                (including form of 85/8% Senior Subordinated Note Due 2008)
                (incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form S-4 (No. 333-50235)).

     10.26   -- Registration Rights Agreement, dated as of March 2, 1998, among The Houston Exploration Company, as issuer, and Donaldson,
                Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc,
                PaineWebber Incorporated, Chase Securities Inc., and Howard,
                Weil, Labouisse, Friedrichs Incorporated (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-50235)).

     10.27   -- Third Amendment to Credit Agreement among The Houston
                Exploration Company and Chase Bank of Texas National
                Association, dated February 12,1998 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001- 11899) and incorporated by reference herein).

     10.28** -- Amended and Restated 1996 Stock Option Plan (filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899) and incorporated by reference herein.

     10.29** -- Employment Agreement dated May 1, 1998 between The Houston
                Exploration Company and Thomas E. Schwartz (filed as Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11899) and incorporated by reference herein.

     *10.30  -- Subordinated Loan Agreement dated November 30, 1998 between
                The Houston Exploration Company and MarketSpan Corporation d/b/a
                KeySpan Energy Corporation.

     *10.31  -- Subordination Agreement dated November 25, 1998 entered into and among MarketSpan Corporation d/b/a KeySpan Energy
                Corporation, The Houston Exploration Company and Chase Bank of
                Texas, National Association.

     *12.1   -- Computation of ratio of earnings to fixed charges.

     *21.1   -- Subsidiaries of the Company.

     *23.1   -- Consent of Arthur Andersen LLP.

     *23.2   -- Consent of Netherland, Sewell & Associates.

     *23.3   -- Consent of Miller and Lents.

     *23.4   -- Consent of Ryder Scott Company.

     *27.1   -- Financial Data Schedule.


-----------------

*    Filed herewith.

**   Management contract or compensation plan.