Form 10-Q
period 1999-03-31
HOUSTON EXPLORATION CO
filed 1999-05-13
CIK 1015293

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          -------------  -------------

                          COMMISSION FILE NO. 001-11899

                      ------------------------------------


                         THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE
    (STATE OR OTHER JURISDICTION OF                      22-2674487
     INCORPORATION OR ORGANIZATION)          (IRS EMPLOYER IDENTIFICATION NO.)

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

         As of May 12, 1999, 23,895,040 shares of Common Stock, par value $.01 per share, were outstanding.


================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...............................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998..........................4

              Consolidated Statements of Operations -- Three Months Ended March 31, 1999 and 1998..........5

              Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1999 and 1998..........6

              Notes to the Consolidated Financial Statements...............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................12

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................................................20

SIGNATURES................................................................................................21

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, government regulation, environmental matters and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934, as amended.

         Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiaries on a consolidated basis.

PART I.  FINANCIAL INFORMATION

ITEMS 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          MARCH 31,       DECEMBER 31,
                                                                                           1999               1998
                                                                                         -----------      -----------
                                                                                         (UNAUDITED)
ASSETS:
Cash and cash equivalents ..........................................................     $     1,948      $     4,645
Accounts receivable ................................................................          23,044           23,050
Accounts receivable--Affiliate .....................................................           5,268              137
Inventories ........................................................................             925              915
Prepayments and other ..............................................................             952              754
                                                                                         -----------      -----------
         Total current assets ......................................................          32,137           29,501
Natural gas and oil properties, full cost method
  Unevaluated properties ...........................................................         151,899          145,317
  Properties subject to amortization ...............................................         849,942          828,168
Other property and equipment .......................................................           9,496            9,464
                                                                                         -----------      -----------
                                                                                           1,011,337          982,949
Less: Accumulated depreciation, depletion and amortization .........................        (463,445)        (446,367)
                                                                                         -----------      -----------
                                                                                             547,892          536,582
Other assets .......................................................................           3,731            3,369
                                                                                         -----------      -----------
         TOTAL ASSETS ..............................................................     $   583,760      $   569,452
                                                                                         ===========      ===========

LIABILITIES:
Accounts payable and accrued expenses ..............................................     $    39,027      $    32,743
Subordinated note--Affiliate .......................................................          80,000               --
                                                                                         -----------      -----------
         Total current liabilities .................................................         119,027           32,743

Long-term debt and notes ...........................................................         240,000          233,000
Subordinated note--Affiliate .......................................................              --           80,000
Deferred federal income taxes ......................................................          31,303           31,027
Other deferred liabilities .........................................................             152              152
                                                                                         -----------      -----------
         TOTAL LIABILITIES .........................................................         390,482          376,922

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000 shares authorized and 23,895 shares issued
      and outstanding at March 31, 1999 and December 31, 1998, respectively.........             239              239
Additional paid-in capital .........................................................         230,933          230,931
Retained earnings (deficit) ........................................................         (37,894)         (38,640)
                                                                                         -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY ...............................................         193,278          192,530
                                                                                         -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     $   583,760      $   569,452
                                                                                         ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   1999                 1998
                                                                 --------             ---------
                                                                          (UNAUDITED)
REVENUES:
  Natural gas and oil revenues .............................     $ 26,520             $  32,884
  Other ....................................................          345                   200
                                                                 --------             ---------
          Total revenues ...................................       26,865                33,084
OPERATING COSTS AND EXPENSES:
  Lease operating ..........................................        3,962                 3,869
  Severance tax ............................................          999                 1,118
  Depreciation, depletion and amortization .................       17,057                19,314
  General and administrative, net ..........................        1,030                 1,575
                                                                 --------             ---------
          Total operating expenses .........................       23,048                25,876
Income from operations .....................................        3,817                 7,208
Interest expense, net ......................................        3,021                   300
                                                                 --------             ---------
Net income before income taxes .............................          796                 6,908
Provision for federal income taxes .........................           50                 2,185
                                                                 --------             ---------
NET INCOME .................................................     $    746             $   4,723
                                                                 ========             =========

Net income per share .......................................     $   0.03             $    0.20
                                                                 ========             =========
Net income per share--assuming dilution ....................     $   0.03             $    0.20
                                                                 ========             =========

Weighted average shares outstanding ........................       23,895                23,384
Weighted average shares outstanding--assuming dilution .....       23,959                23,560


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              1999               1998
                                                                           ---------           ---------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
Net income ...........................................................     $     746           $   4,723
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ...........................        17,057              19,314
  Deferred income tax expense ........................................           276               2,185
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ......................        (5,125)              5,712
     Increase in inventories .........................................          (198)               (120)
     Increase in prepayments and other ...............................           (10)               (131)
     Increase in other assets and liabilities ........................          (362)             (1,912)
     Increase (decrease) in accounts payable and accrued expenses ....         6,284             (14,843)
                                                                           ---------           ---------

Net cash provided by operating activities ............................        18,668              14,928

INVESTING ACTIVITIES:
Investment in property and equipment .................................       (28,367)            (39,549)
                                                                           ---------           ---------

Net cash used in investing activities ................................       (28,367)            (39,549)

FINANCING ACTIVITIES:
Proceeds from long term borrowings ...................................        12,000             121,000
Repayments of long term borrowings ...................................        (5,000)            (99,000)
Proceeds from issuance of common stock ...............................             2                  14
                                                                           ---------           ---------

Net cash provided by financing activities ............................         7,002              22,014

Decrease in cash and cash equivalents ................................        (2,697)             (2,607)

Cash and cash equivalents, beginning of period .......................         4,645               4,745
                                                                           ---------           ---------

Cash and cash equivalents, end of period .............................     $   1,948           $   2,138
                                                                           =========           =========

Cash paid for interest ...............................................     $   7,351           $   2,034
                                                                           =========           =========

Cash paid for taxes ..................................................     $      --           $      --
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

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of exploratory drilling in the Gulf of Mexico and lower risk, exploitation and development drilling onshore. At December 31, 1998, the Company had net proved reserves of 480 Bcfe, 98% of which were natural gas and 80% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. As of March 31, 1999, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union owned approximately 64% of the outstanding shares of Houston Exploration's common stock. Brooklyn Union is a wholly-owned subsidiary of MarketSpan Corporation, doing business as KeySpan Energy ("KeySpan"). KeySpan is a diversified energy provider that: (i) distributes natural gas, through its subsidiary Brooklyn Union, in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LILPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly-owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at March 31, 1999 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1998 is derived from the December 31, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Combined Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Net Income Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.


                                                             THREE MONTHS ENDED MARCH 31,
                                                            1999                    1998
                                                         ----------              -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .......................................       $      746              $     4,723
                                                         ==========              ===========

Denominator:
Weighted average shares outstanding ..............           23,895                   23,384
Add:  dilutive securities
          Options ................................               64                      176
                                                         ----------              -----------
Total weighted average shares outstanding and
  dilutive securities ............................           23,959                   23,560
                                                         ==========              ===========

Net income per share .............................       $     0.03              $      0.20
                                                         ==========              ===========
Net income per share--assuming dilution ..........       $     0.03              $      0.20
                                                         ==========              ===========

         The computation of diluted EPS for the three months ended March 31, 1999 did not assume the conversion of the KeySpan Facility as their inclusion would have been antidilutive. See Note 2--Long-Term Debt and Notes.

NOTE 2 -- LONG-TERM DEBT AND NOTES


                                                        MARCH 31,1999      DECEMBER 31,1998
                                                        -------------      ----------------
                                                                 (IN THOUSANDS)
    SENIOR DEBT:
    Bank revolving credit facility, due 2003 .......... $     140,000      $        133,000
    SUBORDINATED DEBT:
    8 5/8% Senior Subordinated Notes, due 2008.........       100,000               100,000
    Subordinated Note--KeySpan, due 2000                           --                80,000
                                                        -------------      ----------------
        Total long-term debt and notes................. $     240,000      $        313,000
                                                        =============      ================


         The carrying amount of borrowings outstanding under the Credit Facility and the KeySpan Facility approximates fair value as the interest rates are tied to current market rates. At March 31, 1999, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 99% of the $100 million carrying value or $99 million.

         Credit Facility

         The Company has entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility was amended March 30, 1999 and provides a maximum commitment of $250 million, subject to borrowing base limitations. At March 31, 1999, the conforming portion of the borrowing base or threshold amount was $175 million. The Company has the option to increase the threshold amount to a borrowing base of $200 million at an incremental interest rate. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At March 31, 1999, $140.0 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to March 31, 1999, the Company borrowed an additional $5 million, bringing borrowings and extensions of credit to $145.4 million as of May 12, 1999.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.625% to 1.50%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.50% and 0.375% per annum on the unused portion of the designated borrowing base, and
(ii) 33% of the fee in (i) above on the difference between the lower of the facility amount or the borrowing base and the designated borrowing base.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and
(ii) a total debt to capitalization ratio of less than 60%. For purposes of the total debt to capitalization ratio, the calculation of total capitalization excludes the effects of non-cash charges related to the $84.5 million, after tax, writedown of oil and gas properties incurred by the Company in the fourth quarter of 1998. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted, as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of March 31, 1999, the Company was in compliance with all such covenants.

         Senior Subordinated Notes

         On March 2, 1998, the Company issued $100 million of 85/8% Senior Subordinated Notes (the "Subordinated Notes") due January 1, 2008. The Notes bear interest at a rate of 85/8% per annum with interest payable semi-annually on January 1 and July 1, commencing July 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness, including the KeySpan Facility.

         KeySpan Facility

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and pari passu to the Subordinated Notes. Borrowings are unsecured and mature January 1, 2000. Any principal amount that remains outstanding under the KeySpan Facility at January 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to January 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company pays a commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred an upfront fee of $50,000. As of March 31, 1999, borrowings outstanding under the facility totaled $80 million and were classified as current liabilities. For the three months ended March 31, 1999, the Company incurred a total $1.3 million in interest and fees to KeySpan.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.

NOTE 4 -- RELATED PARTY TRANSACTIONS

         KeySpan Facility.

         See Note 2 -- Long-Term Debt and Notes.

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non- conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect for both of the three month periods ended March 31, 1999 and 1998 was a $0.2 million reduction to income tax expense, representing benefits received from the Section 29 tax credits.

         KeySpan Joint Venture

         On March 15, 1999, the Company signed a joint exploration agreement (the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. The joint venture may be terminated at the option of either party at the end of the then current calendar year. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan will commit up to $100 million per calendar year and Houston Exploration will commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan will pay 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year will be paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration will receive reimbursement of a portion of its general and administrative costs during the term of the KeySpan Joint Venture. During the first three months of 1999, KeySpan incurred approximately $4.2 million in drilling costs and the Company received approximately $1.1 million in general and administrative reimbursements pursuant to KeySpan Joint Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months ended March 31, 1999 and 1998. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of exploratory drilling in the Gulf of Mexico and lower risk, exploitation and development drilling onshore. At December 31, 1998, the Company had net proved reserves of 480 Bcfe, 98% of which were natural gas and 80% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering its of common stock. As of March 31, 1999, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union owned approximately 64% of the outstanding shares of Houston Exploration's common stock. Brooklyn Union is a wholly-owned subsidiary of MarketSpan Corporation, doing business as KeySpan Energy ("KeySpan"). KeySpan is a diversified energy provider that: (i) distributes natural gas, through its subsidiary Brooklyn Union, in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LILPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

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

         Year 2000. Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. Typically, the year 2000 could be misinterpreted as the year 1900. This date misinterpretation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business.

         To ensure Year 2000 compliance, the Company has implemented a plan to review all financial and operational systems and equipment involving a four phase process: assessment, remediation and replacement, testing and implementation. To date, the assessment phase has been fully completed, and the Company is currently in the remediation phase which is approximately 95% complete. The Company plans to begin testing systems and equipment during the second quarter of 1999. Once testing is complete, systems will be ready for immediate use. The Company expects testing and implementation to be substantially complete by June 30, 1999. During 1998, the Company incurred approximately $20,000 in expenses related to its Year 2000 compliance efforts and during the first quarter of 1999, the Company has incurred approximately $10,000. Year 2000 costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment would be more efficient and the costs of these replacements would then be capitalized. The Company currently expects that it will incur an additional $100,000 in costs or expenses during 1999 to become Year 2000 compliant. The Company believes that total costs or expenses to become Year 2000 compliant will not exceed $500,000 and that such costs or expenses will not have a material adverse effect on the Company's financial condition, operations or liquidity.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1999              1998
                                                ----------        ----------
PRODUCTION:
    Natural gas (MMcf).........................     16,135            15,135
    Oil (MBbls)................................         55                47
    Total (MMcfe)..............................     16,465            15,417

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1).......... $     1.61        $     2.13
    Natural Gas (per Mcf) unhedged.............       1.61              2.06
    Oil (per Bbl)..............................      10.51             14.17

EXPENSES (PER MCFE):
    Lease operating............................ $     0.24        $     0.25
    Severance tax..............................       0.06              0.07
    Depreciation, depletion and amortization          1.04              1.25
    General and administrative, net............       0.06              0.10

---------------------------


(1)      Reflects the effects of hedging.


RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1999

         Production. Houston Exploration's production increased 7% from 15,417 MMcfe for the three months ended March 31, 1998 to 16,465 MMcfe for the three months ended March 31, 1999. The increase in production was primarily attributable new production added from the South Louisiana properties acquired in late April 1998.

         Natural Gas and Oil Revenues. Natural gas and oil revenues decreased 19% from $32.9 million for the three months ended March 31, 1998 to $26.5 million for the three months ended March 31, 1999 as a result of the 24% decrease in average realized natural gas prices, from $2.13 per Mcf for the three months ended March 31, 1998 to $1.61 per Mcf for the three months ended March 31, 1999, offset in part by the 7% increase in production.

         As a result of hedging activities, the Company realized an average gas price of $1.61 per Mcf for the three months ended March 31, 1999, which was equal to the average unhedged natural gas price and as a result, natural gas and oil revenues were reduced slightly by $0.1 million for the three months ended March 31, 1999. For the corresponding three month period of 1998, the average realized gas price was $2.13 per Mcf, which was 103% of the unhedged average gas price of $2.06 per Mcf, resulting in an increase in natural gas revenues of $1.1 million for the three months ended March 31, 1998.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 2% from $3.9 million for the three months ended March 31, 1998 to $4.0 million for the three months ended March 31, 1999. On an Mcfe basis, lease operating expenses decreased from $0.25 for the first three months of 1998 to $0.24 for the first three months of 1999. Lease operating expenses during the first three months of 1999 have remained relatively flat despite the addition of a new core area of operations in South Louisiana since the first quarter of 1998. The Company continues to control costs where possible and has seen operating costs begin to stabilize as the oil and gas industry is experiencing a downturn in activity. The decrease in the lease operating expenses per Mcfe is a result of the increase in production combined with the minimal increase in costs during the first three months of 1999 as compared to the corresponding period of 1998. Severance tax, which is a function of volume and revenues generated from onshore production, decreased 10% from $1.1 million for the three months ended March 31, 1998 to $1.0 million for the three months ended March 31, 1999. On an Mcfe basis, severance tax decreased from $0.07 per Mcfe, for the first three months of 1998 to $0.06 per Mcfe, for the first three months of 1998. The decrease in severance tax per Mcfe is due to lower natural gas prices received during the first three months of 1999 as compared to prices received during the first three months of 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 11% from $19.3 million for the three months ended March 31, 1998 to $17.1 million for the three months ended March 31, 1999. Depreciation, depletion and amortization expense per Mcfe decreased 17% from $1.25 for the three months ended March 31, 1998 to $1.04 for the corresponding three months in 1999. The decrease in depreciation, depletion and amortization expense was a result of a lower depletion rate. The lower depletion rate is primarily a result of the $84.5 million (net of tax) writedown in natural gas and oil properties that was taken in the fourth quarter of 1998 due to weak natural gas prices; combined with, an increase in production and a lower level of capital spending during the first three months of 1999 as compared to the corresponding period of 1998.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $0.2 million and $1.2 million, for the three months ended March 31, 1998 and 1999, respectively, decreased 38% from $1.6 million for the three months ended March 31, 1998 to $1.0 for the three months ended March 31, 1999. Included in reimbursements received from working interest owners were reimbursements totaling $1.1 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note --4 Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.0 million and $1.2 million, respectively, for the three months ended March 31, 1998 and 1999. The decrease in capitalized general and administrative expenses is a result of lower aggregate general and administrative expenses during the first three months of 1999 as compared to the corresponding period of 1998. Aggregate general and administrative expenses are lower during the first three months of 1999 primarily as a result of the Company's efforts to control and reduce expenses where possible. On an Mcfe basis, general and administrative expenses decreased 40% from $0.10 for the three months ended March 31, 1998 to $0.06 for the three months ended March 31, 1999. The lower rate per Mcfe during the first three months of 1998 reflects a combination of an increase in production, a reduction in aggregate general and administrative expenses and the effect of the KeySpan Joint Venture reimbursements.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $0.3 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. Capitalized interest increased from $2.0 million for the first three months of 1998 to $2.8 million for the first three months of 1999. The increase in aggregate interest expense was attributable to higher average debt levels during the first three months of 1999 as compared to the corresponding period of 1998. With the issuance of the Subordinated Notes in March 1998 and the implementation of the KeySpan Facility in November 1998, the Company expects its 1999 average debt levels to exceed those in 1998 and accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes decreased from an expense of $2.2 for the first three months of 1998 to an expense of $0.05 million for the first three months of 1999. The decrease in income tax expense for the three months ended March 31, 1999 as compared to the corresponding period of 1998 is due to the 88% decrease in pretax income for the three months ended March 31, 1999 as compared to the corresponding period of 1998.

         Operating Income and Net Income. The 7% increase in production and the 11% decrease in operating expenses was not large enough to offset the 24% decrease in natural gas prices for the three months ended March 31, 1999. As a result, operating income decreased by 47% from $7.2 million for the first three months of 1998 to $3.8 million for the first three months of 1999. Net income decreased 83% from $4.7 million for the three months ended March 31, 1998 to $0.8 million for the three months ended March 31, 1999 due to lower natural gas prices and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to the IPO, capital contributions from Brooklyn Union. On March 2, 1998, the Company issued $100 million of senior subordinated indebtedness. Net proceeds of approximately $97 million were used to repay a portion of the outstanding indebtedness under the Company's revolving bank credit facility (the "Credit Facility"). In November of 1998, the Company established a $150 million subordinated revolving credit facility with KeySpan (the "KeySpan Facility") and borrowed $80 million under this facility to fund a portion of the November 1998 acquisition of producing natural gas and oil properties in the Gulf of Mexico from Chevron U.S.A. Inc.(the "Chevron Acquisition").

         As of March 31, 1999, the Company had a working capital deficit of $86.9 million, which includes current maturities of $80 million outstanding under the KeySpan Facility, and $59.6 million of borrowing capacity available under the Credit Facility and $70.0 million of borrowing capacity available under the KeySpan Facility. Net cash provided by operating activities for the three months ended March 31, 1999 was $18.7 million compared to $14.9 million for the three months ended March 31, 1998. The Company's cash position was increased during the first three months of 1999 by a net increase in borrowings under the Credit Facility of $7 million. Funds used in investing activities consisted of $28.4 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $2.7 million from $4.6 million at December 31, 1998 to $1.9 million at March 31, 1999.

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

         On March 15, 1999, the Company signed a joint exploration agreement ( the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. The joint venture may be terminated at the option of either party at the end of the then current calendar year. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan will commit up to $100 million per calendar year and Houston Exploration will commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan will pay 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year will be paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration will receive reimbursement of a portion of its general and administrative costs during the term of the KeySpan Joint Venture. The Company plans to drill approximately eight to ten offshore exploratory wells under the terms of the KeySpan Joint Venture during 1999. As of March 31, 1999, the Company has drilled one unsuccessful exploratory well (Mustang Island 859 #1) under the KeySpan Joint Venture.

         Capital Structure. The Company has entered into a revolving credit facility ("Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility was amended March 30, 1999 and provides a maximum commitment of $250 million, subject to borrowing base limitations. At March 31, 1999, the conforming portion of the borrowing base or threshold amount was $175 million. The Company has the option to increase the threshold amount to a borrowing base of $200 million at an incremental interest rate. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At March 31, 1999, $140.0 million was outstanding under the

Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to March 31, 1999, the Company borrowed an additional $5 million, bringing borrowings and extensions of credit to $145.4 million as of May 12, 1999.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.625% to 1.50%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.50% and 0.375% per annum on the unused portion of the designated borrowing base, and
(ii) 33% of the fee in (i) above on the difference between the lower of the facility amount or the borrowing base and the designated borrowing base.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and
(ii) a total debt to capitalization ratio of less than 60%. For purposes of the total debt to capitalization ratio, the calculation of total capitalization excludes the effects of non-cash charges related to the $84.5 million, after tax, writedown of oil and gas properties incurred by the Company in the fourth quarter of 1998. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted, as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of March 31, 1999, the Company was in compliance with all such covenants.

         On March 2, 1998, the Company issued $100 million of 85/8% Senior Subordinated Notes (the "Notes") due January 1, 2008. The Notes bear interest at a rate of 85/8% per annum with interest payable semi-annually on January 1 and July 1, commencing July 1, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, at any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness including the KeySpan Facility.

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan, which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and pari passu to the Senior Subordinated Notes. Borrowings are unsecured. Any principal amount that remains outstanding under the KeySpan Facility at January 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to January 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company pays a commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred an upfront fee of $50,000. As of December 31, 1998, outstanding borrowings under the facility were $80 million. For the year ended December 31, 1998, the Company paid a total $0.5 million in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 Chevron Acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Natural Gas Hedging. The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Hedging instruments used are swaps, collars and options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. Unrealized gains and losses on these contracts, if any, are deferred and offset against the related settlement amounts.

         As of March 31, 1999, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of April 1999 was 5,394 MMcf (5,541 MMMbtu).


                                   FIXED PRICE SWAPS                         COLLARS
                               -------------------------      ---------------------------------------
                                                NYMEX                                  NYMEX
                                VOLUME         CONTRACT        VOLUME             CONTRACT PRICE
              PERIOD           (MMMBTU)          PRICE        (MMMBTU)         FLOOR         CEILING
         ----------------      --------       ----------      --------       ---------      ---------
         May 1999                 775         $    2.014        1,085        $   2.026      $   2.406
         June 1999                 --               --          3,000        $   2.074      $   2.406
         July 1999                 --               --          3,100        $   2.074      $   2.406
         August 1999               --               --          3,100        $   2.074      $   2.406
         September 1999            --               --          3,000        $   2.074      $   2.406
         October 1999              --               --          3,100        $   2.074      $   2.406
         November 1999             --               --          1,500        $   2.400      $   2.663
         December 1999             --               --          1,550        $   2.500      $   2.876

         As of May 12, 1999, the Company had no commodity hedging contracts extending beyond December 31,1999 and had not entered into any basis swaps during 1999.

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

PART II.
OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K:


EXHIBITS                         DESCRIPTION
--------                         -----------
* 10.1     --    Exploration Agreement between The Houston
                 Exploration Company and KeySpan Exploration and Production,
                 L.L.C., dated March 15,1999.

* 10.2     --    Amended Credit Agreement among The Houston Exploration Company and Chase Bank of Texas, National Association, dated March 30,
                 1999.

* 27.1     --    Financial Data Schedule.

---------------------------

*        Filed herewith.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  THE HOUSTON EXPLORATION COMPANY

                                   By:         /s/ James G. Floyd
                                        --------------------------------------
                                                 James G. Floyd
Date: May 12, 1999                      President and Chief Executive Officer



                                   By:         /s/ James F. Westmoreland
                                        --------------------------------------
                                                  James F. Westmoreland
Date: May 12, 1999                     Vice President, Chief Accounting Officer,
                                               Comptroller and Secretary

                                 EXHIBIT INDEX


EXHIBITS
NUMBER                       DESCRIPTION
--------                     -----------
* 10.1     --    Exploration Agreement between The Houston
                 Exploration Company and KeySpan Exploration and Production,
                 L.L.C., dated March 15,1999.

* 10.2     --    Amended Credit Agreement among The Houston Exploration Company and Chase Bank of Texas, National Association, dated March 30,
                 1999.

* 27.1     --    Financial Data Schedule.

------------
*    Filed herewith.