Form 10-Q
period 1999-06-30
HOUSTON EXPLORATION CO
filed 1999-08-13
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO. 001-11899

                           ---------------------------

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

                           ---------------------------



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

     As of August 13, 1999, 23,909,440 shares of Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS ...............................................................  3

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets -- June 30, 1999 and December 31, 1998 ...........................  4

              Consolidated Statements of Operations -- Three Month and Six Month Periods Ended
                  June 30, 1999 and 1998 ...................................................................  5

              Consolidated Statements of Cash Flows -- Six Month Periods Ended
                  June 30, 1999 and 1998 ...................................................................  6

              Notes to Consolidated Financial Statements ...................................................  7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .................................................................... 11

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Shareholders .............................................. 21
Item 6.       Exhibits and Reports on Form 8-K ............................................................. 21

SIGNATURES ................................................................................................. 22

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Houston Exploration's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, government regulation, environmental matters and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998 under the Securities Act of 1934, as amended.

         All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 13, 1999, except for those statements that are expressly made as of another date. The Company disclaims any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after August 13, 1999, or by the passage of time after such date and, except as required by applicable securities laws, the Company does not intend to update such information.


         Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiaries on a combined basis.

PART I.  FINANCIAL INFORMATION

ITEMS 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              1999              1998
                                                                                          ------------      ------------
                                                                                          (UNAUDITED)
ASSETS:
Cash and cash equivalents ...........................................................     $      1,927      $      4,645
Accounts receivable .................................................................           27,099            23,050
Accounts receivable-- Affiliate .....................................................              537               137
Inventories .........................................................................              962               915
Prepayments and other ...............................................................              912               754
                                                                                          ------------      ------------
          Total current assets ......................................................           31,437            29,501
Natural gas and oil properties, full cost method
  Unevaluated properties ............................................................          160,295           145,317
  Properties subject to amortization ................................................          872,474           828,168
Other property and equipment ........................................................            9,568             9,464

                                                                                             1,042,337           982,949
Less: Accumulated depreciation, depletion and amortization ..........................         (481,466)         (446,367)
                                                                                          ------------      ------------
                                                                                               560,871           536,582
Other assets ........................................................................            3,985             3,369
                                                                                          ------------      ------------
          TOTAL ASSETS ..............................................................     $    596,293      $    569,452
                                                                                          ============      ============

LIABILITIES:
Accounts payable and accrued expenses ...............................................     $     35,592      $     32,743
Subordinated note -- Affiliate........................................................           80,000                --
                                                                                          ------------      ------------
          Total current liabilities .................................................          115,592            32,743

Long-term debt and notes ............................................................          248,000           233,000
Subordinated note -- Affiliate ......................................................               --            80,000
Deferred federal income taxes .......................................................           33,936            31,027
Other deferred liabilities ..........................................................              140               152
                                                                                          ------------      ------------
          TOTAL LIABILITIES .........................................................          397,668           376,922


COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000 shares authorized and 23,905 shares issued and outstanding at June 30, 1999 and 23,895 shares issued and outstanding at
   December 31, 1998 ................................................................              239               239
Additional paid-in capital ..........................................................          231,091           230,931
Retained earnings (deficit) .........................................................          (32,705)          (38,640)
                                                                                          ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY ................................................          198,625           192,530
                                                                                          ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................     $    596,293      $    569,452
                                                                                          ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED,            SIX MONTHS ENDED,
                                                                     JUNE 30,                      JUNE 30,
                                                            -------------------------     -------------------------
                                                               1999           1998           1999           1998
                                                            ----------     ----------     ----------     ----------
                                                                                  (UNAUDITED)
    REVENUES:
      Natural gas and oil revenues ....................     $   35,021     $   35,141     $   61,541     $   68,025
      Other ...........................................            116            370            461            570
                                                            ----------     ----------     ----------     ----------
              Total revenues ..........................         35,137         35,511         62,002         68,595
    OPERATING COSTS AND EXPENSES:
      Lease operating .................................          4,333          3,563          8,295          7,432
      Severance tax ...................................          1,188          1,350          2,187          2,468
      Depreciation, depletion and amortization ........         17,972         20,191         35,029         39,505
      General and administrative, net .................            919          1,707          1,949          3,282
                                                            ----------     ----------     ----------     ----------
              Total operating expenses ................         24,412         26,811         47,460         52,687

    Income from operations ............................         10,725          8,700         14,542         15,908

    Interest expense, net .............................          3,192            950          6,213          1,250
                                                            ----------     ----------     ----------     ----------
    Net income before income taxes ....................          7,533          7,750          8,329         14,658
    Provision for federal income taxes ................          2,344          2,444          2,394          4,629
                                                            ----------     ----------     ----------     ----------
    NET INCOME ........................................     $    5,189     $    5,306     $    5,935     $   10,029
                                                            ==========     ==========     ==========     ==========

    Net income per share ..............................     $     0.22     $     0.22     $     0.25     $     0.42
                                                            ==========     ==========     ==========     ==========

    Net income per share-- assuming dilution ..........     $     0.21     $     0.22     $     0.25     $     0.42
                                                            ==========     ==========     ==========     ==========


    Weighted average shares outstanding ...............         23,897         23,890         23,896         23,639
    Weighted average shares outstanding-- assuming
        dilution ......................................         28,177         24,288         24,022         23,927


              The accompanying notes are an integral part of these
                       consolidated financial statements

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
Net income ...........................................................     $      5,935      $     10,029

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ...........................           35,029            39,505
  Deferred income tax expense ........................................            2,909             5,124
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ......................           (4,449)           13,263
     Increase in inventories .........................................              (47)             (158)
     Increase in prepayments .........................................             (158)             (581)
     Increase in other assets and liabilities ........................             (593)           (1,672)
     Increase (decrease) in accounts payable and accrued expenses ....            2,849           (11,380)
                                                                           ------------      ------------

Net cash provided by operating activities ............................           41,475            54,130

INVESTING ACTIVITIES:
Investment in property and equipment                                            (59,353)         (129,949)
                                                                           ------------      ------------


Net cash used in investing activities                                           (59,353)         (129,949)


FINANCING ACTIVITIES:
Proceeds from long term borrowings ...................................           27,000           175,000
Repayments of long term borrowings
                                                                                (12,000)         (100,000)
Proceeds from issuance of common stock ...............................              160               137
                                                                           ------------      ------------

Net cash provided by financing activities ............................           15,160            75,137
                                                                           ------------      ------------

Decrease in cash and cash equivalents ................................           (2,718)             (682)

Cash and cash equivalents, beginning of period .......................            4,645             4,745
                                                                           ------------      ------------

Cash and cash equivalents, end of period .............................     $      1,927      $      4,063
                                                                           ============      ============

Cash paid for interest ...............................................     $     11,483      $      3,210
                                                                           ============      ============

Cash paid for taxes ..................................................     $         --      $         --
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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. As of June 30, 1999, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of Houston Exploration's common stock. Brooklyn Union is a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"). KeySpan is a diversified energy provider that:
(i) distributes natural gas, through its subsidiary Brooklyn Union, in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LIPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly-owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at June 30, 1999 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1998 is derived from the December 31, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         Reclassifications and Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's most significant financial estimates are based on remaining proved natural gas and oil reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates. Certain reclassifications for prior years have been made to conform with current year presentation.

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

                                                                    THREE MONTHS ENDED,           SIX MONTHS ENDED,.
                                                                          JUNE 30,                     JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    1999           1998           1999           1998
                                                                 ----------     ----------     ----------     ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income .................................................     $    5,189     $    5,306     $    5,935     $   10,029
    Interest expense convertible debt, net of tax ..........            689             --             --             --
                                                                 ----------     ----------     ----------     ----------
Net income, adjusted .......................................     $    5,878          5,306          5,935         10,029
                                                                 ==========     ==========     ==========     ==========

Denominator:
Weighted average shares outstanding ........................         23,897         23,890         23,896         23,639
Add: dilutive securities
          Convertible debt .................................          4,092             --             --             --
          Options ..........................................            188            398            126            288
                                                                 ----------     ----------     ----------     ----------
Total weighted average shares outstanding and dilutive
  securities ...............................................         28,177         24,288         24,022         23,927
                                                                 ==========     ==========     ==========     ==========

Net income per share .......................................     $     0.22     $     0.22     $     0.25     $     0.42
                                                                 ==========     ==========     ==========     ==========
Net income per share-- assuming dilution ...................     $     0.21     $     0.22     $     0.25     $     0.42
                                                                 ==========     ==========     ==========     ==========


         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or recorded in comprehensive income until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that are recorded as hedges. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. In June of 1999, the FASB issued SFAS No. 137, which extends the adoption requirement of SFAS No. 133 from January 1, 2000 to January 1, 2001. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Currently, the Company cannot estimate the impact of the statement on results of future operations; however, it believes that the impact will not be material.

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                 JUNE 30,1999  DECEMBER 31,1998
                                                 ------------  ----------------
                                                       (IN THOUSANDS)
SENIOR DEBT:
Bank credit facility, due 2003 ..............     $  148,000     $  133,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due 2008 ..        100,000        100,000
Subordinated Note--KeySpan, due 2000 ........             --         80,000
                                                  ----------     ----------
    Total long-term debt and notes ..........     $  248,000     $  313,000
                                                  ==========     ==========


         As of June 30, 1999, outstanding borrowings of $80 million under the KeySpan note were classified as current liabilities, as the note matures January 1, 2000. The carrying amount of borrowings outstanding under the revolving bank credit facility and the KeySpan note approximate fair value as interest rates are tied to current market rates. At June 30, 1999, the quoted market value of the 8 5/8% senior subordinated notes was 98% of the $100 million carrying value or $98 million. Subsequent to June 30, 1999, the Company borrowed an additional $4 million under its revolving bank credit facility, bringing outstanding borrowings and extensions of credit under letter of credit agreements to $152.4 million as of August 13, 1999.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 4 -- RELATED PARTY TRANSACTIONS

         KeySpan Joint Venture

         In March 1999, the Company signed a joint exploration agreement ( the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. The joint venture may be terminated at the option of either party at the end of the then current calendar year. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture. During the three month and the six month periods ended June 30, 1999, KeySpan incurred approximately $4.2 million and $8.4 million, respectively, in drilling costs and the Company received approximately $1.1 million and $2.2 million, respectively, in general and administrative reimbursements pursuant to KeySpan Joint Venture.

         KeySpan Facility

         In November 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate, in right of payment, to the revolving bank credit facility and pari passu to the Company's 8 5/8% senior subordinated notes. Borrowings under the KeySpan Facility are unsecured and any principal amount outstanding at January 1, 2000 will be converted into common stock of the Company pursuant to a stipulated formula. As of June 30, 1999, outstanding borrowings under the KeySpan Facility totaled $80 million and were classified as current liabilities. For the three month and the six month periods ended June 30, 1999, the Company incurred a total of $1.6 million and $2.6 million, respectively, in interest and fees to KeySpan pursuant to the KeySpan Facility.

         Section 29 Tax Credits

         In January 1997, the Company entered into an agreement to sell to a subsidiary of KeySpan certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and, in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect representing benefits received from the Section 29 tax credits was a reduction to income tax expense of $0.3 million for each of the three month periods ended June 30, 1999 and 1998 and $0.5 million for each of the six month periods ended June 30, 1999 and 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the six months ended June 30, 1998 and 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering its of common stock. As of March 31, 1999, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of Houston Exploration's common stock. Brooklyn Union is a wholly-owned subsidiary of KeySpan ("KeySpan"). KeySpan is a diversified energy provider that: (i) distributes natural gas, through its subsidiary Brooklyn Union, in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LIPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

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

         To ensure year 2000 ("Y2K") compliance, the Company has implemented a plan to review all financial and operational systems and equipment involving a four phase process: assessment, remediation and replacement, testing and implementation. The Company began the testing and implementation phase at the beginning of the second quarter of 1999. Testing and implementation of system updates and the replacement of computer equipment is currently approximately 95% complete. The Company expects its Y2K project to be fully complete by September 30, 1999. During 1998, the Company incurred approximately $20,000 in costs and expenses related to its Y2K compliance efforts and during the first six months of 1999, the Company incurred an additional $25,000 in Y2K costs. Y2K costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment would be more efficient and the costs of these replacements would then be capitalized. The Company currently expects that it will incur up to an additional $100,000 in Y2K costs during 1999. The Company believes that total costs to become Y2K compliant will not exceed $200,000 including costs incurred through June 30, 1999, and that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

         The foregoing timetable and assessment of costs to become Y2K compliant reflect management's current best estimates. These estimates are based on many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems and equipment. Based upon its activities to date, the Company does not believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture partners, financial institutions, customers, traders, and governments do not become Y2K compliant on a timely basis. The Company is in the process of contacting many of these third parties in an effort to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own year 2000 issues. The Company expects its survey of key third parties to be fully complete by September 30, 1999; however, no assurance can be given that a Y2K problem will not occur for the Company as a result of a Y2K problem of a third party.

         The Company has established a contingency plan in the event it is unable to complete all phases of its Y2K program or if it experiences a system failure or malfunction due to Y2K issues. The Company's contingency plan will allow it to override computer operated functions with manual operations.

         In the event the Company is unable to complete the remediation or replacement of critical computer software and equipment, establish alternative procedures in a timely manner, or if those with whom the Company conducts business are unsuccessful in implementing timely solutions, year 2000 issues could result in an interruption in, or a failure of certain normal business activities that could result in a material adverse effect on the Company's results of operations, liquidity and financial position. The Company's remediation efforts are intended to reduce the Company's level of uncertainty about Y2K compliance and the possibility of interruption of normal operations. The Company believes that the potential impact, if any, of its systems not being year 2000 compliant should not affect the Company's ability to continue oil and gas exploration, drilling, production and sales activities. However, there can be no guarantee that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential Y2K problems and that a resulting system failure would not have a material adverse effect on the Company.

         In a recent Securities and Exchange Commission release regarding year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case year 2000 scenario. Analysis of the most reasonably likely worst case year 2000 scenario that Houston Exploration may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Company; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for Houston Exploration and its employees, contractors, suppliers, and customers; significant disruption to Houston Exploration's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's computer hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as onshore and offshore oil and gas production facilities, gas meters and pipelines, the effects of which would have a cumulative material adverse impact on the Company. Among other things, the Company could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following systems failures, and the execution of contingency plans. Houston Exploration could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the reduction of the Company's revenues, could be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Houston Exploration, and the reduction of the Company's revenues, from a domestic or global recession or depression is also likely to be material, although not quantifiable at this time.

Recent Developments. At the Company's quarterly meeting of its Board of Directors held on July 27, 1999, the Company's Board approved a $15 million increase to the Company's 1999 capital expenditure budget of $90 million, bringing the 1999 capital expenditure budget to $105 million. The increase will incorporate approximately $10 million for offshore drilling, $3 million for onshore drilling and the balance for seismic and leasehold acquisition costs. In addition to the increase in the capital expenditure budget, the Company's Board of Directors appointed Mr. David G. Elkins to serve as a director of the Company. Mr. Elkins has been a senior officer and general counsel of Sterling Chemicals, Inc. since January 1, 1998. Previously, he was a senior partner in the law firm of Andrews & Kurth L.L.P. where he specialized in corporate and business law, including mergers and acquisitions and securities law matters.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                             THREE MONTHS ENDED,               SIX MONTHS ENDED,
                                                                   JUNE 30,                         JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           1999             1998             1999             1998
                                                       ------------     ------------     ------------     ------------
PRODUCTION:
    Natural gas (MMcf) ...........................           16,675           15,861           32,810           30,996
    Oil (MBbls) ..................................               85               57              140              104
    Total (MMcfe) ................................           17,185           16,203           33,650           31,620

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1) ............     $       2.03     $       2.17     $       1.82     $       2.15
    Natural gas (per Mcf) unhedged ...............             2.03             2.13             1.82             2.09
    Oil (per Bbl) ................................            14.34            13.14            12.84            13.61

EXPENSES (PER MCFE):
    Lease operating ..............................     $       0.25     $       0.22     $       0.25     $       0.24
    Severance tax ................................             0.07             0.08             0.06             0.08
    Depreciation, depletion and amortization .....             1.05             1.25             1.04             1.25
    General and administrative, net ..............             0.05             0.11             0.06             0.10

----------------

(1)  Reflects the effects of hedging.


RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1999

         Production. Houston Exploration's production increased 6% from 16,203 MMcfe for the three months ended June 30, 1998 to 17,185 MMcfe for the three months ended June 30, 1999. The increase in production was primarily attributable to new offshore production added from the November 1998 acquisition of the Mustang Island A-31/32 properties combined with a full quarter of production from the South Louisiana properties purchased at the end of April 1998 offset in part by a decline in production at the Charco Field. The production decline at Charco reflects the Company's decision to curtail capital spending in South Texas during in the fourth quarter of 1998 due to depressed natural gas prices. Drilling resumed in the first quarter of 1999 with two rigs running and during the second quarter, the Company added a third drilling rig.

         Natural Gas and Oil Revenues. Natural gas and oil revenues were comparable at $35.1 million for the three months ended June 30, 1998 and $35.0 million for the three months ended June 30, 1999. Revenues remained flat as the production increase of 6% was offset in full by a 6% decrease in average realized natural gas prices, from $2.17 per Mcf for the three months ended June 30, 1998 to $2.03 per Mcf for the three months ended June 30, 1999.

         For the three months ended June 30, 1999, the Company's hedging activities had no effect on natural gas revenues as the Company realized an average gas price of $2.03 per Mcf which was equal to the average unhedged natural gas price of $2.03 per Mcf. For the corresponding three month period of 1998, the average realized gas price was $2.17 per Mcf, which was 102% of the unhedged average gas price of $2.13 per Mcf, resulting in an increase in natural gas revenues of $0.7 million for the three months ended June 30, 1998.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 19% from $3.6 million for the three months ended June 30, 1998 to $4.3 million for the three months ended June 30, 1999. On an Mcfe basis, lease operating expenses increased from $0.22 for the three months ended June 30, 1998 to $0.25 for the three months ended June 30, 1999. The increase in lease operating expenses and lease operating expenses on a per unit basis for the three months ended June 30, 1999 as compared to the corresponding period of 1998 is attributable the Company's two producing property acquisitions made in 1998: offshore, the Mustang Island A-31/32 complex and onshore, the South Louisiana properties. These two acquisitions significantly expanded the Company's operations and, due to the nature of their locations, are more costly to operate on a per unit basis. Severance tax, which is a function of volume and revenues generated from onshore production, decreased slightly from $1.4 million for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999. On an Mcfe basis, severance tax decreased from $0.08 per Mcfe, for the three months ended June 30, 1998 to $0.07 per Mcfe, for the corresponding three months of 1999. The decrease in both the severance tax expense and the rate per Mcfe is due to lower natural gas prices received during the second quarter of 1999 as compared to prices received during the second quarter of 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 11% from $20.2 million for the three months ended June 30, 1998 to $18.0 million for the three months ended June 30, 1999. Depreciation, depletion and amortization expense per Mcfe decreased 16% from $1.25 for the three months ended June 30, 1998 to $1.05 for the corresponding three months in 1999. The decrease in depreciation, depletion and amortization expense was a result of a lower depletion rate. The lower depletion rate is primarily a result of the $130 million ($84.5 million net of tax) writedown in natural gas and oil properties that was taken in the fourth quarter of 1998 due to weak natural gas prices; combined with an increase in production during the second quarter of 1999 and a lower level of capital spending during 1999 as compared to 1998.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $0.2 million and $1.3 million for the three months ended June 30, 1998 and 1999, respectively, decreased 47% from $1.7 million for the three months ended June 30, 1998 to $0.9 million for the three months ended June 30, 1999. Included in reimbursements received from working interest owners were reimbursements totaling $1.0 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note --4 Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.9 million and $1.3 million, respectively, for the three months ended June 30, 1998 and 1999. The decrease in capitalized general and administrative expenses is a result of lower aggregate general and administrative expenses during the second quarter of 1999 as compared to the corresponding period of 1998. Aggregate general and administrative expenses are lower during the quarter ended June 30, 1999 primarily as a result of the Company's efforts to control and reduce expenses where possible. On an Mcfe basis, general and administrative expenses decreased 55% from $0.11 for the three months ended June 30, 1998 to $0.05 for the three months ended June 30, 1999. The lower rate per Mcfe during the second quarter of 1999 reflects a combination of an increase in production, a reduction in aggregate general and administrative expenses and the effect of the KeySpan Joint Venture reimbursements.

         Interest Expense. Interest expense, net of capitalized interest, increased from $1.0 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999. Capitalized interest increased from $2.5 million for the three months ended June 30, 1998 to $2.8 million for the three months ended June 30, 1999. The increase in aggregate interest expense was attributable to higher average debt levels during three months ended June 30, 1999 as compared to the corresponding period of 1998. With the issuance of the $100 million of 8 5/8% senior subordinated notes in March 1998 and the implementation of the KeySpan Facility in November 1998, the Company expects its 1999 average debt levels to exceed those in 1998 and accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes remained flat at an expense of $2.4 million for the three months ended June 30, 1998 compared to an expense of $2.3 million for the three months ended June 30, 1999. The slight 4% decrease in income tax expense for the three months ended June 30, 1999 corresponds to the 4% decline in pretax income for the three months ended June 30, 1999 as compared to the corresponding three months of 1998.

         Operating Income and Net Income. Flat natural gas revenues resulting from a 6% increase in production offset by a 6% decrease in natural gas prices combined with a decrease in operating expenses of 9% caused operating income to increase 23% from $8.7 million for the three months ended

June 30, 1998 to $10.7 million for the three months ended June 30, 1999. Net income, however, remained relatively unchanged at $5.2 million for the three months ended June 30, 1999 compared to $5.3 million for the corresponding three months of 1999 due to higher interest expense during the second quarter of 1999.

Comparison of Six Months Ended June 30, 1998 and 1999

         Production. Houston Exploration's production increased 6% from 31,620 MMcfe for the six months ended June 30, 1998 to 33,650 MMcfe for the six months ended June 30, 1999. The increase in production was primarily attributable to production added from the acquisition of producing properties at Mustang Island A-31/32 in November 1998 and the South Louisiana properties acquired in late April 1998 offset in part by a production decline at the Company's Charco Field. The production decline at Charco reflects the Company's decision to curtail capital spending in South Texas during in the fourth quarter of 1998 due to depressed natural gas prices. Developmental drilling resumed at Charco in the first quarter of 1999 with two rigs running and during the second quarter, the Company added a third drilling rig.

         Natural Gas and Oil Revenues. Natural gas and oil revenues decreased 10% from $68.0 million for the six months ended June 30, 1998 to $61.5 million for the six months ended June 30, 1999 as a result of a 15% decrease in average realized natural gas prices, from $2.15 per Mcf in the six months ended June 30, 1998 to $1.82 per Mcf in the six months ended June 30, 1999 offset in part by the 6% increase in production.

         For the six months ended June 30, 1999, hedging activities had no effect on natural gas revenues as the Company realized an average gas price of $1.82 which was equal to the unhedged natural gas price of $1.82 per Mcf. For the six months ended June 30, 1998, the average realized gas price was $2.15 per Mcf, which was 103% of the unhedged average gas price of $2.09, resulting in an increase to natural gas revenues of $1.8 million for the six month period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 12% from $7.4 million for the six months ended June 30, 1998 to $8.3 million for the six months ended June 30, 1999. On an Mcfe basis, lease operating expenses increased from $0.24 for the six first months of 1998 to $0.25 for the first six months of 1999. The increase in lease operating expenses and lease operating expenses on a per unit basis for the six months ended June 30, 1999 as compared to the corresponding period of 1998 is attributable to the acquisition of the Mustang Island A-31/32 properties and the South Louisiana properties both of which have significantly expanded the Company's operations and, due to the nature of their locations, are more costly to operate on a per unit basis. Severance tax, which is a function of volume and revenues generated from onshore production, decreased from $2.5 million for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999. On an Mcfe basis, severance tax decreased from $0.08 per Mcfe for the six month periods ended June 30, 1998 to $0.06 per Mcfe for the corresponding period of 1999. The decrease in severance tax expense and the rate per Mcfe reflects the lower natural gas prices received during the first six months of 1999 as compared to the first six months of 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 11% from $39.5 million for the six months ended June 30, 1998 to $35.0 million for the six months ended June 30, 1999. Depreciation, depletion and amortization expense per Mcfe decreased 17% from $1.25 for the six months ended June 30, 1998 to $1.04 for the six months ended June 30, 1999. The decrease in depreciation, depletion and amortization expense was a result of a lower depletion rate. The lower depletion rate is primarily a result of the $130 million ($84.5 million net of tax) writedown in natural gas and oil properties that was taken in the fourth quarter of 1998 due to weak natural gas prices; combined with an increase in production and a lower level of capital spending during first six months of 1999 as compared to the corresponding period of 1998.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $0.5 million and $2.5 million, for the six months ended June 30, 1998 and 1999, respectively, decreased 42% from $3.3 million for the six months ended June 30, 1998 to $1.9 million for the six months ended June 30, 1999. Included in reimbursements received from working interest owners were reimbursements totaling $2.2 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note --4 Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $3.9 million and $2.5 million, respectively, for the six months ended

June 30, 1998 and 1999. The decrease in capitalized general and administrative expenses is a result of lower aggregate general and administrative expenses during the first six months of 1999 as compared to the corresponding period of 1998. Aggregate general and administrative expenses are lower during the first half of 1999 primarily as a result of the Company's efforts to control and reduce expenses where possible. On an Mcfe basis, general and administrative expenses decreased 40% from $0.10 for the six months ended June 30, 1998 to $0.06 for the six months ended June 30, 1999. The lower rate per Mcfe during the first six months of 1999 reflects a combination of an increase in production, a reduction in aggregate general and administrative expenses and the effect of the KeySpan Joint Venture reimbursements.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $1.3 million for the six months ended June 30, 1998 to $6.2 million for the six ended June 30, 1999. Capitalized interest increased from $4.5 million for six months ended June 30, 1998 to $5.6 million for the six months ended June 30, 1999. The increase in aggregate interest expense was attributable to higher average debt levels during the first half of 1999. With the issuance of $100 million of 8 5/8% senior subordinated notes in March 1998 and the implementation of the KeySpan Facility in November 1998, the Company expects its 1999 average debt levels to exceed those in 1998 and accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes decreased 48% from an expense of $4.6 million for the first six months of 1998 to an expense of $2.4 million for the first six months of 1999 due to a decrease in pretax income in 1999 primarily caused by lower natural gas prices combined with an increase in interest expense.

         Operating Income and Net Income. Despite a 10% decrease in operating expenses weak natural gas prices caused operating income for the six months ended June 30, 1999 to decrease by 9% from $15.9 million for the six months ended June 30, 1998 to $14.5 million for the six months ended June 30, 1999. Net income decreased 41% from $10.0 million for the six months ended June 30, 1998 to $5.9 million for the six months ended June 30, 1999 and reflects higher interest expense during the first six months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to its 1996 initial public offering of common stock, capital contributions from KeySpan. On March 2, 1998, the Company issued $100 million of 8 5/8% senior subordinated indebtedness. Net proceeds of approximately $97 million were used to repay a portion of the outstanding borrowings under the Company's revolving bank credit facility (the "Credit Facility"). In November of 1998, the Company established a $150 million subordinated revolving credit facility with KeySpan (the "KeySpan Facility") and borrowed $80 million under this facility to fund a portion of the November 1998 acquisition of producing natural gas and oil properties in the Gulf of Mexico from Chevron U.S.A. Inc.(the "Chevron Acquisition").

         As of June 30, 1999, the Company had a working capital deficit of $84.2 million, which includes current maturities of $80 million outstanding under the KeySpan Facility. As of June 30, 1999, the Company's had $51.6 million of borrowing capacity available under the Credit Facility and $70.0 million of borrowing capacity available under the KeySpan Facility. Net cash provided by operating activities for the six months ended June 30, 1999 was $41.5 million compared to $54.1 million for the six months ended June 30, 1998. The decrease in working capital during the first six months of 1999 is primarily due to lower revenues caused by weak natural gas prices during the first half of 1999. The Company's cash position was increased during the first six months of 1999 by a net increase in borrowings under the Credit Facility of $15 million. Funds used in investing activities consisted of $59.4 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $2.7 million from $4.6 million at December 31, 1998 to $1.9 million at June 30, 1999.

         Future Capital Requirements. The Company's initial capital expenditure budget for 1999 of $90 million was increased by $15 million in July 1999 to a total of $105 million. The capital expenditure budget includes development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for acquisitions is inherently unpredictable. As of June 30, 1999, the Company has spent a total of $59.3 million on natural gas and oil properties which includes $2.2 million for exploration, $44.2 for development, workovers and recompletions, and $12.9 for leasehold acquisition costs, which includes capitalized interest and capitalized general and administrative expenses. The Company will continue to evaluate its capital spending plans through the year. No significant abandonment or dismantlement costs are anticipated through 1999. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. As of June 30, 1999 the Company has not made a significant acquisition of proved reserves; however, the Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore; although, there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable. The Company expects to fund exploration and development through a combination of cash flow from operations, borrowings under its Credit Facility, or the issuance of equity or debt securities.

         On May 20, 1999, the Company filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or, a combination thereof. The Company intends to use the net proceeds received from the sale of any securities for the repayment of debt and general corporate purposes, including acquisitions. There can be no assurance that the Company will be able to consummate any such offering on acceptable terms.

         In March 1999, the Company signed a joint exploration agreement (the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. The joint venture may be terminated at the option of either party at the end of the then current calendar year. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture. The Company plans to drill approximately eight to ten offshore exploratory wells under the terms of the KeySpan Joint Venture during 1999. As of August 11, 1999 and pursuant to the Joint Venture, the Company has drilled one unsuccessful exploratory well at Mustang Island 859; is in the process of drilling one exploratory well at Galveston Island 190; and is participating in the completion of one exploratory well at East Cameron 84.

         Capital Structure. The Company has entered into a revolving bank credit facility with a syndicate of lenders led by Chase Bank of Texas, National Association. The Credit Facility was amended March 30, 1999 and May 4, 1999 and provides a maximum commitment of $250 million, subject to borrowing base limitations. At June 30, 1999, the conforming portion of the borrowing base or threshold amount was $175 million. The Company has the option to increase the threshold amount to a borrowing base of $200 million at an incremental interest rate. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At June 30, 1999, $148 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to June 30, 1999, the Company borrowed an additional $4.0 million under the Credit Facility, bringing outstanding borrowings and extensions of credit to $152.4 million as of August 13, 1999.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.625% to 1.50%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.375% and 0.500% per annum on the unused portion of the designated borrowing base, and
(ii) 33% of the fee in (i) above on the difference between the lower of the facility amount or the borrowing base and the designated borrowing base.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and (ii) a total debt to capitalization ratio of less than 60%. For purposes of the total debt to capitalization ratio, the calculation of total capitalization excludes the effects of non-cash charges related to the $84.5 million, after tax, writedown of oil and gas properties incurred by the Company in the fourth quarter of 1998. In addition, the covenants restrict cash dividends and/or purchase or redemption of the Company's stock, as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of June 30, 1999, the Company was in compliance with all such covenants.

         On March 2, 1998, the Company issued $100 million of 8 5/8% Senior Subordinated Notes (the "Notes") due January 1, 2008. The Notes bear interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, at any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness including the KeySpan Facility.

         The KeySpan Facility established by the Company in November 1998 provides a maximum loan commitment of $150 million. The KeySpan Facility ranks, in right of payment, subordinate to the Credit Facility and pari passu to the Senior Subordinated Notes. Borrowings are unsecured. Any principal amount that remains outstanding under the KeySpan Facility at January 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to January 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest accrued under the KeySpan Facility is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company incurs a quarterly commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred a one time upfront fee of $50,000. As of June 30, 1999, outstanding borrowings under the facility were $80 million, all of which were classified as current liabilities. For the three and six month periods ended June 30, 1999, the Company incurred a total $1.3 million and $2.6 million, respectively in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 Chevron Acquisition.


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

         As of June 30, 1999, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of June 1999 was 5,564 MMcf (5,662 MMMbtu).

                                       FIXED PRICE SWAPS                  COLLARS
                                    -----------------------  ------------------------------------
                                                    NYMEX                          NYMEX
                                     VOLUME        CONTRACT   VOLUME           CONTRACT PRICE
              PERIOD                (MMMBTU)        PRICE    (MMMBTU)      FLOOR          CEILING
           ------------             --------       --------  --------     -------         -------
           July 1999                   --            --       4,030       $ 2.115         $ 2.427
           August 1999                 --            --       3,100       $ 2.074         $ 2.406
           September 1999              --            --       3,900       $ 2.126         $ 2.474
           October 1999                --            --       4,030       $ 2.138         $ 2.485
           November 1999               --            --       3,750       $ 2.440         $ 2.797
           December 1999               --            --       3,875       $ 2.580         $ 2.975

           January 2000                --            --         930       $ 2.500         $ 3.320
           February 2000               --            --         870       $ 2.400         $ 3.248
           March 2000                  --            --         930       $ 2.300         $ 3.000
           April 2000                  --            --         900       $ 2.200         $ 2.697
           May 2000                    --            --         900       $ 2.200         $ 2.697
           June 2000                   --            --         930       $ 2.200         $ 2.697
           July 2000                   --            --         900       $ 2.200         $ 2.697
           August 2000                 --            --         930       $ 2.200         $ 2.697
           September 2000              --            --         900       $ 2.200         $ 2.697

         As of August 13, 1999, the Company had no commodity hedging contracts extending beyond September 2000 and had not entered into any basis swaps during the remainder of 1999 or extending into 2000.

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

PART II. OTHER INFORMATION

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         On April 27, 1999, the Company held its annual meeting of shareholders. All matters brought for a vote before the shareholders as listed in the Company's proxy statement were approved as follows:

         1. The election of the following seven Directors of the Company to serve until the Company's next annual meeting:

                     DIRECTOR             VOTES FOR       VOTES WITHHELD
                  ---------------         ----------      --------------
                  James G. Floyd          23,061,705              32,750
                  Robert B. Catell        23,061,505              32,950
                  Gordon F. Ahalt         23,086,905               7,550
                  Russell D. Gordy        23,087,305               7,150
                  Craig G. Matthews       23,061,505              32,950
                  James Q. Riordan        23,061,705              32,750
                  Donald C. Vaughn        23,087,305               7,150

         2. The issuance of up to $150 million of common stock of the Company to KeySpan Corporation upon conversion of the principal amount outstanding under the KeySpan Credit Facility on January 1, 2000.

                    VOTES FOR            VOTES AGAINST      ABSTAINED
                    ---------            -------------      ---------
                   22,049,560               200,275          1,400

         3. The appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

                    VOTES FOR            VOTES AGAINST      ABSTAINED
                    ---------            -------------      ---------
                   23,090,330                1,525           2,600


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits:

      EXHIBIT NO.                     DESCRIPTION
      -----------                     -----------
      *  10.1   --         First Amendment and Supplement to Amended and
                           Restated Credit Agreement dated May 4, 1999 by and
                           among The Houston Exploration Company and Chase Bank
                           of Texas, National Association, as agent.

      *  27.1   --         Financial Data Schedule.

------------------

*  Filed herewith.

      (b)Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE HOUSTON EXPLORATION COMPANY

                                 By:       /s/ James G. Floyd
                                    -------------------------------------------
                                               James G. Floyd
Date: August 13, 1999               President and Chief Executive Officer



                                 By:      /s/ James F. Westmoreland
                                    -------------------------------------------
                                              James F. Westmoreland
Date: August 13, 1999               Vice President, Chief Accounting Officer,
                                    Comptroller and Secretary

                               INDEX TO EXHIBITS


      EXHIBIT NO.                     DESCRIPTION
      -----------                     -----------
      *  10.1   --         First Amendment and Supplement to Amended and
                           Restated Credit Agreement dated May 4, 1999 by and
                           among The Houston Exploration Company and Chase Bank
                           of Texas, National Association, as agent.

      *  27.1   --         Financial Data Schedule.

------------------

*  Filed herewith.