Form 10-Q
period 1999-09-30
HOUSTON EXPLORATION CO
filed 1999-11-05
CIK 1015293

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                        1100 LOUISIANA STREET, SUITE 2000
                            HOUSTON, TEXAS 77002-5219
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                         -----------------------------



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

         As of November 4, 1999 23,919,040 shares of Common Stock, par value $.01 per share, were outstanding.


===============================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS ............................................................    3

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998....................    4

              Consolidated Statements of Operations -- Three Month and Nine Month Periods Ended
                  September 30, 1999 and 1998 ...........................................................    5

              Consolidated Statements of Cash Flows -- Nine Month Periods Ended
                  September 30, 1999 and 1998 ...........................................................    6

              Notes to Consolidated Financial Statements ................................................    7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .................................................................   11

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ..........................................................   22

SIGNATURES ..............................................................................................   23


                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS


         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Houston Exploration's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, substantial capital requirements, government regulation, environmental matters and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of such risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998 under the Securities Exchange Act of 1934, as amended.

         All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of November 4, 1999, except for those statements that are expressly made as of another date. The Company disclaims any responsibility for the correctness of any information contained in this Form10-Q to the extent such information is affected or impacted by events, circumstances, or developments occurring after November 4, 1999, or by the passage of time after such date and, except as required by applicable securities laws, the Company does not intend to update such information.

         Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiaries on a combined basis.

PART I.  FINANCIAL INFORMATION

ITEMS 1.  FINANCIAL STATEMENTS


                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        1999             1998
                                                                                    -----------      -----------
                                                                                     (UNAUDITED)
ASSETS:
Cash and cash equivalents ......................................................... $     2,935      $     4,645
Accounts receivable ...............................................................      41,304           23,050
Accounts receivable -- Affiliate...................................................       5,551              137
Inventories .......................................................................         958              915
Prepayments and other .............................................................       1,107              754
                                                                                    -----------      -----------
          Total current assets ....................................................      51,855           29,501
Natural gas and oil properties, full cost method
  Unevaluated properties ..........................................................     159,950          145,317
  Properties subject to amortization ..............................................     906,127          828,168
Other property and equipment ......................................................       9,731            9,464
                                                                                    -----------      -----------
                                                                                      1,075,808          982,949
Less: Accumulated depreciation, depletion and amortization ........................    (500,138)        (446,367)
                                                                                    -----------      -----------
                                                                                        575,670          536,582
Other assets ......................................................................       3,926            3,369
                                                                                    -----------      -----------
          TOTAL ASSETS ............................................................ $   631,451      $   569,452
                                                                                    ===========      ===========

LIABILITIES:
Accounts payable and accrued expenses ............................................. $    45,496      $    32,743
Subordinated note -- Affiliate.....................................................      80,000               --
                                                                                    -----------      -----------
          Total current liabilities ...............................................     125,496           32,743

Long-term debt and notes ..........................................................     260,000          233,000
Subordinated note -- Affiliate ....................................................          --           80,000
Deferred federal income taxes .....................................................      38,402           31,027
Other deferred liabilities ........................................................         155              152
                                                                                    -----------      -----------
          TOTAL LIABILITIES .......................................................     424,053          376,922

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000 shares authorized and 23,919 shares issued and outstanding at September 30, 1999 and 23,895 shares issued and outstanding
 at December 31, 1998 .............................................................         239              239
Additional paid-in capital ........................................................     231,336          230,931
Retained earnings (deficit) .......................................................     (24,177)         (38,640)
                                                                                    -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY ..............................................     207,398          192,530
                                                                                    -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................. $   631,451      $   569,452
                                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED,        NINE MONTHS ENDED,
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                    ------------------       ---------------------
                                                      1999        1998         1999         1998
                                                   --------     --------     --------     --------
                                                                       (UNAUDITED)
REVENUES:
  Natural gas and oil revenues ..................  $ 42,081     $ 30,545     $103,622     $ 98,570
  Other .........................................       396          308          857          878
                                                   --------     --------     --------     --------
          Total revenues ........................    42,477       30,853      104,479       99,448
OPERATING COSTS AND EXPENSES:
  Lease operating ...............................     5,091        4,455       13,386       11,887
  Severance tax .................................     1,588        1,249        3,775        3,717
  Depreciation, depletion and amortization ......    18,644       19,759       53,673       59,264
  General and administrative, net ...............       960        1,463        2,909        4,745
                                                   --------     --------     --------     --------
          Total operating expenses ..............    26,283       26,926       73,743       79,613

Income from operations ..........................    16,194        3,927       30,736       19,835

Interest expense, net ...........................     3,412        1,279        9,625        2,529
                                                   --------     --------     --------     --------
Income before income taxes ......................    12,782        2,648       21,111       17,306
Provision for federal income taxes ..............     4,254          645        6,648        5,274
                                                   --------     --------     --------     --------
NET INCOME ......................................  $  8,528     $  2,003     $ 14,463     $ 12,032
                                                   ========     ========     ========     ========

Net income per share ............................  $   0.36     $   0.08     $   0.61     $   0.50
                                                   ========     ========     ========     ========
Net income per share -- assuming dilution........  $   0.32     $   0.08     $   0.58     $   0.50
                                                   ========     ========     ========     ========

Weighted average shares outstanding .............    23,911       23,896       23,901       23,725
Weighted average shares outstanding -- assuming
    dilution ....................................    28,001       24,173       28,265       24,009



              The accompanying notes are an integral part of these
                       consolidated financial statements

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1999               1998
                                                                          -----------         -----------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
Net income ..............................................................  $  14,463           $  12,032
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization ..............................     53,673              59,264
  Deferred income tax expense ...........................................      7,375               6,049
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable .........................    (23,668)             16,374
     (Increase) decrease in inventories .................................        (43)                 12
     Increase in prepayments ............................................       (353)               (523)
     Increase in other assets and liabilities ...........................       (501)             (1,752)
     Increase (decrease) in accounts payable and accrued expenses .......     12,753              (7,107)
                                                                           ---------           ---------
Net cash provided by operating activities ...............................     63,699              84,349

INVESTING ACTIVITIES:
Investment in property and equipment ....................................    (92,814)           (166,482)
                                                                           ---------           ---------
Net cash used in investing activities ...................................    (92,814)           (166,482)
FINANCING ACTIVITIES:
Proceeds from long term borrowings ......................................     41,000             187,000
Repayments of long term borrowings ......................................    (14,000)           (109,000)
Proceeds from issuance of common stock ..................................        405                 198
                                                                           ---------           ---------
Net cash provided by financing activities ...............................     27,405              78,198
                                                                           ---------           ---------
Decrease in cash and cash equivalents ...................................     (1,710)             (3,935)
Cash and cash equivalents, beginning of period ..........................      4,645               4,745
                                                                           ---------           ---------
Cash and cash equivalents, end of period ................................  $   2,935           $     810
                                                                           =========           =========
Cash paid for interest ..................................................  $  18,308           $   7,661
                                                                           =========           =========
Cash paid for taxes .....................................................  $      --           $      --
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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. As of September 30, 1999, THEC Holdings Corp., a wholly owned subsidiary of Brooklyn Union, owned approximately 64% of the outstanding shares of Houston Exploration's common stock. Brooklyn Union is a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"). KeySpan is a diversified energy provider that:
(i) distributes natural gas, through its subsidiary Brooklyn Union, in the New York City and Long Island areas; (ii) is contracted by Long Island Power Authority ("LIPA") to manage LIPA's electricity service in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly-owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at September 30, 1999 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1998 is derived from the December 31, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                                                THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -------------------------     -------------------------
                                                                1999           1998           1999           1998
                                                             ----------     ----------     ----------     ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net income .............................................     $    8,528     $    2,003     $   14,463     $   12,032
    Interest expense convertible debt, net of tax ......            476             --          1,856             --
                                                             ----------     ----------     ----------     ----------
Net income, adjusted ...................................     $    9,004     $    2,003     $   16,319     $   12,032
                                                             ==========     ==========     ==========     ==========

Denominator:
Weighted average shares outstanding ....................         23,911         23,896         23,901         23,725
Add: dilutive securities
          Convertible debt .............................          3,803             --          4,183             --
          Options ......................................            287            277            181            284
                                                             ----------     ----------     ----------     ----------
Total weighted average shares outstanding and dilutive
  securities ...........................................         28,001         24,173         28,265         24,009
                                                             ==========     ==========     ==========     ==========

Net income per share ...................................     $     0.36     $     0.08     $     0.61     $     0.50
                                                             ==========     ==========     ==========     ==========
Net income per share -- assuming dilution ..............     $     0.32     $     0.08     $     0.58     $     0.50
                                                             ==========     ==========     ==========     ==========


         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or recorded in comprehensive income until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that are recorded as hedges. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, which extends the adoption requirement of SFAS No. 133 from January 1, 2000 to January 1, 2001. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Currently, the Company cannot estimate the impact of the statement on results of future operations; however, it believes that the impact will not be material.

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                ------------------     ------------------
                                                              (IN THOUSANDS)
SENIOR DEBT:
Bank credit facility, due 2003 ..............   $          160,000     $          133,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due 2008...              100,000                100,000
Subordinated Note--KeySpan, due 2000 ........                   --                 80,000
                                                ------------------     ------------------
    Total long-term debt and notes ..........   $          260,000     $          313,000
                                                ==================     ==================


         As of September 30, 1999, outstanding borrowings of $80 million under the KeySpan note were classified as current liabilities, as the note matures April 1, 2000. The carrying amount of borrowings outstanding under the revolving bank credit facility and the KeySpan note approximate fair value as interest rates are tied to current market rates. At September 30, 1999, the quoted market value of the 8 5/8% senior subordinated notes was 97% of the $100 million carrying value or $97 million. Subsequent to September 30, 1999, the Company borrowed an additional $21 million under its revolving bank credit facility to fund the purchase of interests in 21 Bcfe of proved undeveloped reserves at West Cameron Block 587 (see Note 5 - Subsequent Events), bringing outstanding borrowings and extensions of credit under letter of credit agreements to $181.4 million as of November 4, 1999.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 4 -- RELATED PARTY TRANSACTIONS

         KeySpan Joint Venture

         In March 1999, the Company signed a joint exploration agreement ( the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture. During the three month and the nine month periods ended September 30, 1999, KeySpan incurred approximately $6.8 million and $14.9 million, respectively, in drilling costs and the Company received approximately $1.1 million and $3.3 million, respectively, in general and administrative reimbursements pursuant to the KeySpan Joint Venture.

         On October 26, 1999, the Company's Board of Directors approved an amendment to the KeySpan Joint Venture to provide a change in the right of either party to terminate the joint venture. Previously, the agreement provided that giving sixty days prior notice, the joint venture could be terminated at the option of either party at the end of the then current calendar year. As amended, either party, by giving thirty days prior notice, may terminate the joint venture at the end of the then current quarter.

         KeySpan Facility

         In November 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provides a maximum loan commitment of $150 million. On October 26, 1999, the Company's Board of Directors approved an amendment to the KeySpan Facility to provide an extension of the maturity from January 1, 2000 to April 1, 2000. The KeySpan Facility ranks, in right of payment, subordinate to the revolving bank credit facility and equal in right of payment with the Company's 8 5/8% senior subordinated notes. Pursuant to a subordination agreement among the Company, KeySpan and Chase Bank of Texas, National Association, the Company may not repay any outstanding principal under the KeySpan Facility prior to payment in full of all outstanding principal and interest under the revolving bank credit facility. Borrowings under the KeySpan Facility are unsecured and any principal amount outstanding after April 1, 2000 will be converted into common stock of the Company at a conversion price equal to the average of the closing prices of the Company's common stock for the 20 consecutive trading days ending three trading days prior to maturity. As of September 30, 1999, outstanding borrowings under the KeySpan Facility totaled $80 million and were classified as current liabilities. For the three month and the nine month periods ended September 30, 1999, the Company incurred a total of $1.4 million and $4.0 million, respectively, in interest and fees to KeySpan pursuant to the KeySpan Facility.

         Section 29 Tax Credits

         In January 1997, the Company entered into an agreement to sell to a subsidiary of KeySpan certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and, in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect representing benefits received from the Section 29 tax credits was a reduction to income tax expense of $0.2 million for each of the three month periods ended September 30, 1999 and 1998 and $0.7 million for each of the nine month periods ended September 30, 1999 and 1998.

NOTE 5 -- SUBSEQUENT EVENTS

         West Cameron 587 Acquisition

         On November 1, 1999, the Company completed the acquisition of a 64% working interest in the West Cameron 587 Field (the "West Cameron 587 Acquisition") for $21 million in cash. The acquisition was financed by borrowings under the Credit Facility and represents interests in two undeveloped wells. Net proved undeveloped reserves for the natural gas and oil interests acquired are estimated at 21 Bcfe as of October 1, 1999, the effective date of the acquisition. The Company plans to complete the two existing wells, install production facilities and drill two additional development wells with a combined estimated future development cost of approximately $9 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the nine months ended September 30, 1998 and 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         The Company has recently completed the assessment, remediation and testing of its financial and operational systems and believes that these systems and the related computer software are Y2K compliant; however, there can be no assurances. The Company estimates that it will incur a total of $100,000 in costs during 1999 to become Y2K compliant and does not anticipate that it will incur any additional costs relating to Year 2000 issues that would have a material adverse effect on the Company's financial condition, operations or liquidity. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture partners, financial institutions, customers, traders, and governments do not become Y2K compliant on a timely basis. The Company has contacted its key third parties in an effort to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own year 2000 issues. The Company will continue to communicate with its key third parties; however, no assurance can be given that a Y2K problem will not occur for the Company as a result of a Y2K problem of a third party.

         The Company's remediation efforts are intended to reduce the Company's level of uncertainty about Y2K compliance and the possibility of interruption of normal operations. The Company has established a contingency plan in the event its financial or operational systems experience failure or malfunction due to Y2K issues. The Company's contingency plan will allow employees to manually complete otherwise automated tasks or calculations. The Company believes that the potential impact, if any, of a system failure or malfunction due to Y2K issues will not affect the Company's ability to continue oil and gas exploration, drilling, production and sales activities. However, there can be no guarantee that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential Y2K problems and that a resulting system failure would not have a material adverse effect on the Company.

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

         Recent Developments. On September 13, 1999, KeySpan, the Company's majority shareholder and holder of 64% of the Company's common stock, announced its intention to begin a process to review strategic alternatives for its investment in Houston Exploration. The process will include an assessment of the role of Houston Exploration within KeySpan's future strategic plan, and will consider a full range of strategic transactions which could include the sale of all or a portion of Houston Exploration. J.P. Morgan Securities Inc. has been retained by KeySpan as financial advisor to assist in the strategic review on behalf of KeySpan. The Company's Board of Directors has appointed a special committee comprised of outside directors to assist in the review process. The Company and the special committee have retained Goldman, Sachs and Co. as financial advisor.

         On October 6, 1999, the Company's revolving bank credit facility (the "Credit Facility") was amended to, among other things provide: (i) an increase in the borrowing base from $200 million to $240 million; (ii) to add two new banks to the syndicate of lenders; and (iii) to increase the required available borrowing capacity under the $150 million KeySpan credit facility from $25 million to $65 million. As of November 4, 1999, the Company had outstanding borrowings of $181.4 million under the bank credit facility and $80 million under the KeySpan credit facility. Pursuant to the amendment, the borrowing base under the Credit Facility will decrease from $240 million to $175 million on December 21, 1999. As a result, the Company will be required to repay any borrowings in excess of the $175 million amount on December 21, 1999. Chase and the Company have agreed to negotiate an amendment to the Credit Facility to extend the $240 million borrowing base to March 29, 2000. If the Credit Facility is not amended prior to December 21, 1999, the Company would be required to repay any outstanding borrowings in excess of the $175 million.

         At the Company's quarterly meeting of its Board of Directors, held on October 26, 1999, the Company's Board approved a $20 million increase to the 1999 capital expenditure budget, bringing the 1999 capital expenditure budget to $125 million. The increase will be designated primarily to offshore exploratory drilling. In addition to the increase in the capital expenditure budget, the Board of Directors approved an amendment to the KeySpan Credit Facility and the KeySpan Joint Venture (see Note 3 -Related Party Transactions). The KeySpan Facility will be amended to extend the maturity from January 1, 2000 to April 1, 2000. The KeySpan Joint Venture will be amended to provide a change in the right of either party to terminate the joint venture. Previously, the agreement provided that giving sixty days prior notice, the joint venture could be terminated at the option of either party at the end of the then current calendar year. As amended, either party, by giving thirty days prior notice, may terminate the joint venture at the end of the then current quarter.

         On November 1, 1999, the Company completed the acquisition of a 64% working interest in the West Cameron 587 Field (the "West Cameron 587 Acquisition") for $21 million in cash. The acquisition was financed by borrowings under the Credit Facility and represents interests in two undeveloped wells. Net proved undeveloped reserves for the natural gas and oil interests acquired are estimated at 21 Bcfe as of October 1, 1999, the effective date of the acquisition. The Company plans to complete the two existing wells, install production facilities and drill two additional development wells with a combined estimated future development cost of approximately $9 million.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                          THREE MONTHS ENDED,                NINE MONTHS ENDED,
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -----------------------------     -----------------------------
                                                         1999             1998             1999             1998
                                                     ------------     ------------     ------------     ------------
PRODUCTION:
      Natural gas (MMcf) .........................         17,640           15,122           50,450           46,118
      Oil (MBbls) ................................             47               60              187              164
      Total (MMcfe) ..............................         17,922           15,482           51,572           47,102

AVERAGE SALES PRICES:
      Natural gas (per Mcf) realized(1) ..........   $       2.33     $       1.98     $       2.00     $       2.09
      Natural gas (per Mcf) unhedged .............           2.47             1.84             2.05             2.01
      Oil (per Bbl) ..............................          20.28            11.00            14.71            12.65

EXPENSES (PER MCFE):
      Lease operating ............................   $       0.28     $       0.29     $       0.26     $       0.25
      Severance tax ..............................           0.09             0.08             0.07             0.08
      Depreciation, depletion and amortization ...           1.04             1.28             1.04             1.26
      General and administrative, net ............           0.05             0.09             0.06             0.10

--------------------
(1)   Reflects the effects of hedging.


RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

         Production. Houston Exploration's production increased 16% from 15,482 MMcfe for the three months ended September 30, 1998 to 17,922 MMcfe for the three months ended September 30, 1999. The increase in production for the third quarter of 1999 is due primarily to new offshore production added from the November 1998 acquisition of the Mustang Island A-31/32 properties combined with the fact that offshore production during the third quarter of 1998 was significantly curtailed due to two hurricanes and two tropical storms in the Gulf of Mexico and a mechanical failure at High Island 38. During the third quarter of 1999, tropical weather caused minimal downtime for offshore operations and High Island 38, which resumed production in late March 1999, produced approximately 11 MMcfe/day, net to the Company.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 38% from $30.5 million for the three months ended September 30, 1998 to $42.1 million for the three months ended September 30, 1999 as a result of the 16% increase in production combined with an 18% increase in average realized natural gas prices, from $1.98 per Mcf for the three months ended September 30, 1998 to $2.33 per Mcf for the three months ended September 30, 1999.

         As a result of hedging activities, the Company realized an average gas price of $2.33 per Mcf for the three months ended September 30, 1999, which was 94% of the unhedged natural gas price of $2.47 per Mcf that otherwise would have been received, resulting in a $2.5 million decrease in natural gas revenue for the three months ended September 30, 1999. For the corresponding three month period of 1998, the average realized gas price was $1.98 per Mcf, which was 108% of the unhedged average gas price of $1.84 per Mcf, resulting in an increase in natural gas revenues of $2.1 million for the three months ended September 30, 1998.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 16% from $4.4 million for the three months ended September 30, 1998 to $5.1 million for the three months ended September 30, 1999. On an Mcfe basis, lease operating expenses decreased from $0.29 for the three months ended September 30, 1998 to $0.28 for the three months ended September 30, 1999. The increase in lease operating expenses for the three months ended September 30, 1999 as compared to the corresponding period of 1998 is attributable the Company's two producing property acquisitions made in 1998 which significantly expanded the Company's scope of operations: offshore, the Mustang Island A-31/32 complex and onshore, the South Louisiana properties. The decrease in lease operating expenses on a per unit basis for the third quarter of 1999, reflects the increase in production for the three months ended September 30, 1999 as compared to the corresponding period of 1998. Severance tax, which is a function of volume and revenues generated from onshore production, increased from $1.2 million for the three months ended September 30, 1998 to $1.6 million for the three months ended September 30, 1999. On an Mcfe basis, severance tax increased from $0.08 per Mcfe, for the three months ended September 30, 1998 to $0.09 per Mcfe, for the corresponding three months of 1999. The increase in both the severance tax expense and the rate per Mcfe is due to higher natural gas prices received during the third quarter of 1999 as compared to prices received during the third quarter of 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 6% from $19.7 million for the three months ended September 30, 1998 to $18.6 million for the three months ended September 30, 1999. Depreciation, depletion and amortization expense per Mcfe decreased 19% from $1.28 for the three months ended September 30, 1998 to $1.04 for the corresponding three months in 1999. The decrease in depreciation, depletion and amortization expense was a result of a lower depletion rate. The lower depletion rate is primarily a result of the $130 million ($84.5 million net of tax) writedown in natural gas and oil properties that was taken in the fourth quarter of 1998 due to weak natural gas prices; combined with an increase in reserves during the current year.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $0.3 million and $1.4 million for the three months ended September 30, 1998 and 1999, respectively, decreased 33% from $1.5 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. Included in reimbursements received from working interest owners were reimbursements totaling $1.1 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note -- 4 Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.0 million and $1.3 million, respectively, for the three months ended September 30, 1998 and 1999. The decrease in capitalized general and administrative expenses is a result of the KeySpan reimbursements combined with slightly lower aggregate general and administrative expenses during the third quarter of 1999 as compared to the corresponding period of 1998. On an Mcfe basis, general and administrative expenses decreased 44% from $0.09 for the three months ended September 30, 1998 to $0.05 for the three months ended September 30, 1999. The lower rate per Mcfe during the third quarter of 1999 reflects a combination of an increase in production, a reduction in aggregate general and administrative expenses and the effect of the KeySpan Joint Venture reimbursements.

         Interest Expense. Interest expense, net of capitalized interest, increased from $1.3 million for the three months ended September 30, 1998 to $3.4 million for the three months ended September 30, 1999. Capitalized interest increased from $2.5 million for the three months ended September 30, 1998 to $3.0 million for the three months ended September 30, 1999. The increase in aggregate interest expense was attributable to higher average debt levels during the three months ended September 30, 1999 as compared to the corresponding period of 1998. With the issuance of the $100 million of 8e% senior subordinated notes in March 1998 and the implementation of the KeySpan Facility in November 1998, the Company expects its 1999 average debt levels to exceed those in 1998 and accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes increased from an expense of $0.6 million for the three months ended September 30, 1998 to an expense of $4.3 million for the three months ended September 30, 1999. The increase in income tax expense for the three months ended September 30, 1999 corresponds to the increase in pretax income for the three months ended September 30, 1999 as compared to the corresponding three months of 1998.

         Operating Income and Net Income. Higher natural gas revenues resulting from a 16% increase in production combined with an 18% increase in natural gas prices and a slight 2% decrease in operating expenses caused operating income to increase from $3.9 million for the three months ended September 30, 1998 to $16.2 million for the three months ended September 30, 1999. Net income increased from $2.0 million for the three months ended September 30, 1998 to $8.5 million for the three months ended September 30, 1999 and reflects higher levels of interest and taxes.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

         Production. Houston Exploration's production increased 9% from 47,102 MMcfe for the nine months ended September 30, 1998 to 51,572 MMcfe for the nine months ended September 30, 1999. The increase in production was primarily attributable to production added from the acquisition of producing properties at Mustang Island A-31/32 in November 1998 and the South Louisiana properties acquired in late April 1998 offset in part by a production decline at the Company's Charco Field. The production decline at Charco reflects the Company's decision to curtail capital spending in South Texas during in the fourth quarter of 1998 due to depressed natural gas prices. Developmental drilling resumed at Charco in the first quarter of 1999 with two rigs running and during the second quarter the Company added a third drilling rig to expedite developmental drilling. The third rig was released during the third quarter of 1999 and drilling resumed with two rigs. As a result, seven new Charco wells were brought on-line during the third quarter of 1999 causing average daily production to increase from 74 MMcfe/day during the first half of 1999 to 83 MMcfe/day during the third quarter of 1999.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 5% from $98.6 million for the nine months ended September 30, 1998 to $103.6 million for the nine months ended September 30, 1999 as a result of the 9% increase in production offset in part by a 4% decrease in average realized natural gas prices, from $2.09 per Mcf in the nine months ended September 30, 1998 to $2.00 per Mcf in the nine months ended September 30, 1999.

         As a result of hedging activities, the Company realized an average gas price of $2.00 per Mcf for the nine months ended September 30, 1999, which was 98% of the unhedged natural gas price of $2.05 per Mcf that otherwise would have been received, resulting in a $2.6 million decrease in natural gas revenues for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the average realized gas price was $2.09 per Mcf, which was 104% of the unhedged average gas price of $2.01, resulting in an increase to natural gas revenues of $3.9 million for the nine month period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 13% from $11.9 million for the nine months ended September 30, 1998 to $13.4 million for the nine months ended September 30, 1999. On an Mcfe basis, lease operating expenses increased from $0.25 for the nine first months of 1998 to $0.26 for the first nine months of 1999. The increase in lease operating expenses and lease operating expenses on a per unit basis for the nine months ended September 30, 1999 as compared to the corresponding period of 1998 is attributable to the acquisition of the Mustang Island A-31/32 properties and the South Louisiana properties both of which have significantly expanded the Company's operations and, due to the nature of their locations, are more costly to operate on a per unit basis. Severance tax, which is a function of volume and revenues generated from onshore production, remained relatively flat at $3.7 million for the nine months ended September 30, 1998 compared to $3.8 million for the nine months ended September 30, 1999. On an Mcfe basis, severance tax decreased from $0.08 per Mcfe for the nine month periods ended September 30, 1998 to $0.07 per Mcfe for the corresponding period of 1999. The decrease in the rate per Mcfe reflects the lower natural gas prices received during the first nine months of 1999 as compared to the first nine months of 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 9% from $59.3 million for the nine months ended September 30, 1998 to $53.7 million for the nine months ended September 30, 1999. Depreciation, depletion and amortization expense per Mcfe decreased 17% from $1.26 for the nine months ended September 30, 1998 to $1.04 for the nine months ended September 30, 1999. The decrease in depreciation, depletion and amortization expense was a result of a lower depletion rate. The lower depletion rate is primarily a result of the $130 million ($84.5 million net of tax) writedown in natural gas and oil properties that was taken in the fourth quarter of 1998 due to weak natural gas prices; combined with an increase in reserves for the nine months ended September 30, 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $0.7 million and $3.9 million, for the nine months ended September 30, 1998 and 1999, respectively, decreased 38% from $4.7 million for the nine months ended September 30, 1998 to $2.9 million for the nine months ended September 30, 1999. Included in reimbursements received from working interest owners during the nine months ended September 30, 1999 were reimbursements totaling $3.3 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note -- 4 Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $5.9 million and $3.8 million, respectively, for the nine months ended September 30, 1998 and 1999. The decrease in capitalized general and administrative expenses is a result of the KeySpan reimbursements combined with slightly lower aggregate general and administrative expenses during the first nine months of 1999 as compared to the corresponding period of 1998. On an Mcfe basis, general and administrative expenses decreased 40% from $0.10 for the nine months ended September 30, 1998 to $0.06 for the nine months ended September 30, 1999. The lower rate per Mcfe during the first nine months of 1999 reflects a combination of an increase in production, a reduction in aggregate general and administrative expenses and the effect of the KeySpan Joint Venture reimbursements.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $2.5 million for the nine months ended September 30, 1998 to $9.6 million for the nine ended September 30, 1999. Capitalized interest increased from $7.1 million for nine months ended September 30, 1998 to $8.6 million for the nine months ended September 30, 1999. The increase in aggregate interest expense was attributable to higher average debt levels during the first nine months of 1999. With the issuance of $100 million of 8 5/8% senior subordinated notes in March 1998 and the implementation of the KeySpan Facility in November 1998, the Company expects its 1999 average debt levels to exceed those in 1998 and accordingly, expects an increase in net interest expense.

         Income Tax Provision. The provision for income taxes increased 25% from an expense of $5.3 million for the first nine months of 1998 to an expense of $6.6 million for the first nine months of 1999 due to an increase in pretax income during the first nine months of 1999 caused primarily by an increase in production and a decrease in operating expenses offset by an increase in interest expense.

         Operating Income and Net Income. The combined effect of an increase in natural gas revenues and a decrease in operating expenses caused operating income for the nine months ended September 30, 1999 to increase by 55% from $19.8 million for the nine months ended September 30, 1998 to $30.7 million for the nine months ended September 30, 1999. Net income increased 21% from $12.0 million for the nine months ended September 30, 1998 to $14.5 million for the nine months ended September 30, 1999 and reflects higher interest expense and taxes during the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to its 1996 initial public offering of common stock, capital contributions from KeySpan. On March 2, 1998, the Company issued $100 million of 8e% senior subordinated indebtedness. Net proceeds of approximately $97 million were used to repay a portion of the outstanding borrowings under the Company's revolving bank credit facility (the "Credit Facility"). In November of 1998, the Company established a $150 million subordinated revolving credit facility with KeySpan (the "KeySpan Facility") and borrowed $80 million under this facility to fund a portion of the November 1998 acquisition of producing natural gas and oil properties in the Gulf of Mexico from Chevron U.S.A. Inc. (the "Chevron Acquisition").

         As of September 30, 1999, the Company had a working capital deficit of $73.6 million, which includes current maturities of $80 million outstanding under the KeySpan Facility which are due April 1, 2000. As of September 30, 1999, the Company had $14.6 million of borrowing capacity available under the Credit Facility and $70.0 million of borrowing capacity available under the KeySpan Facility. Net cash provided by operating activities for the nine months ended September 30, 1999 was $63.7 million compared to $84.13 million for the nine months ended September 30, 1998. The decrease in working capital during the first nine months of 1999 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and, payables are higher due to an increase in drilling activity. The Company's cash position was increased during the first nine months of 1999 by a net increase in borrowings under the Credit Facility of $27 million. Funds used in investing activities consisted of $92.8 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $1.7 million from $4.6 million at December 31, 1998 to $2.9 million at September 30, 1999.

         Future Capital Requirements. The Company's initial capital expenditure budget for 1999 of $90 million was increased by $15 million in July 1999 and by another $20 million in October 1999 to a total of $125 million for the year. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for acquisitions is inherently unpredictable. As of September 30, 1999, the Company had spent a total of $92.6 million on natural gas and oil properties which includes $2.6 million for exploration, $70.6 for development, workovers and recompletions, and $19.4 for leasehold acquisition costs, which includes capitalized interest and capitalized general and administrative expenses. As of September 30, 1999 the Company had not made a significant acquisition of proved reserves; however, on November 1, 1999, the Company acquired a 64% working interest in the West Cameron 587 Field for $21 million in cash. Net proved reserves for the natural gas and oil interests acquired are estimated at 21 Bcfe as of October 1, 1999, the effective date of the acquisition. The acquisition was financed by borrowings under the Credit Facility and represents interests in two undeveloped wells. The Company plans to complete the existing two wells, install production facilities and drill two additional development wells with a combined estimated future development cost of approximately $9 million. The capital expenditure budget includes development costs associated with recently acquired properties and amounts that are contingent upon drilling success. The Company will continue to evaluate its capital spending plans through the remainder of the year. No significant abandonment or dismantlement costs are anticipated through 1999. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore; although, there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         On May 20, 1999, the Company filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or, a combination thereof. The Company intends to use the net proceeds received from the sale of any securities for the repayment of debt and general corporate purposes, including acquisitions. There can be no assurance that the Company will be able to consummate such offering on acceptable terms.

         In March 1999, the Company signed a joint exploration agreement (the "KeySpan Joint Venture") with a subsidiary of KeySpan, KeySpan Exploration & Production, LLC, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture. The Company plans to drill approximately eight to ten offshore exploratory wells under the terms of the KeySpan Joint Venture during 1999. As of November 4, 1999 and pursuant to the Joint Venture, the Company participated in the drilling and completion of one successful well at East Cameron 84, has drilled one unsuccessful exploratory well at Mustang Island 859; is in the process of drilling one exploratory well at Galveston Island 190 and one well at Mustang Island A-113; and is participating in the drilling of one exploratory well at North Padre Island
883 East.

         On October 26, 1999, the Company's Board of Directors approved an amendment to the KeySpan Joint Venture to provide a change in the right of either party to terminate the joint venture. Previously, the agreement provided that giving sixty days prior notice, the joint venture could be terminated at the option of either party at the end of the then current calendar year. As amended, either party, by giving thirty days prior notice, may terminate the joint venture at the end of the then current quarter.

         Capital Structure. The Company has entered into a revolving bank credit facility with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility was amended on March 30, May 4 and October 6, 1999 and provides a maximum commitment of $250 million, subject to borrowing base limitations. At September 30, 1999, the conforming portion of the borrowing base or threshold amount was $175 million. The Company has the option to borrow in excess of the threshold amount up to a borrowing base of $240 million by paying an incremental interest rate. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At September 30, 1999, $160 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations.

         Subsequent to September 30, 1999, the Company borrowed an additional $21 million under the Credit Facility to fund the West Cameron 587 Acquisition. Total outstanding borrowings and extensions of credit were $181.4 million as of November 4, 1999 which exceeded the $175 million threshold amount by $6.1 million. Pursuant to the October 6, 1999 amendment, the borrowing base will decrease from $240 million to equal the $175 million threshold on December 21, 1999. As a result, the Company will be required to repay any borrowings in excess of the $175 million threshold amount on December 21, 1999. Chase and the Company have agreed to negotiate an amendment to the Credit Facility to extend the $240 million borrowing base to March 29, 2000. If the Credit Facility is not amended prior to December 21, 1999, the Company would be required to repay any outstanding borrowings in excess of the $175 million threshold, or approximately $6.1 million as of November 4, 1999.

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

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest and
(ii) a total debt to capitalization ratio of less than 60%. For purposes of the total debt to capitalization ratio, the calculation of total capitalization excludes the effects of non-cash charges related to the $84.5 million, after tax, writedown of oil and gas properties incurred by the Company in the fourth quarter of 1998. In addition, the covenants restrict cash dividends and/or purchase or redemption of the Company's stock, as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of September 30, 1999, the Company was in compliance with all such covenants.

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

         The KeySpan Facility established by the Company in November 1998 provides a maximum loan commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and equal in right of payment with the Notes. Pursuant to a subordination agreement among the Company, KeySpan and Chase, the Company may not repay any outstanding principal under the KeySpan Facility prior to payment in full of all outstanding principal and interest under the Credit Facility. Borrowings under the KeySpan Facility are unsecured. On October 26, 1999, the Company's Board of Directors approved an amendment to extend the maturity of the KeySpan Facility from January 1, 2000 to

April 1, 2000. Any principal amount that remains outstanding under the KeySpan Facility after April 1, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to April 1, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest accrued under the KeySpan Facility is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company incurs a quarterly commitment fee of 0.0125% on the unused portion of the maximum commitment and has incurred a one time upfront fee of $50,000. As of September 30, 1999, outstanding borrowings under the facility were $80 million, all of which were classified as current liabilities. For the three and nine month periods ended September 30, 1999, the Company incurred a total $1.4 million and $4.0 million, respectively in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 Chevron Acquisition.

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

         As of September 30, 1999, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of September 1999 was 6,103 MMcf (6,266 MMMbtu).

                             FIXED PRICE SWAPS                   COLLARS
                            --------------------    -----------------------------------
                                          NYMEX                           NYMEX
                             VOLUME     CONTRACT     VOLUME          CONTRACT PRICE
           PERIOD           (MMMbtu)      PRICE     (MMMbtu)      FLOOR         CEILING
         -------------      --------    --------    --------     -------        -------
         October 1999          --          --        4,030       $ 2.138        $ 2.485
         November 1999         --          --        3,750       $ 2.440        $ 2.797
         December 1999         --          --        3,875       $ 2.580        $ 2.975
         January 2000          --          --        1,860       $ 2.550        $ 3.648
         February 2000         --          --        1,740       $ 2.450        $ 3.433
         March 2000            --          --        1,860       $ 2.350        $ 3.113
         April 2000            --          --          900       $ 2.200        $ 2.697
         May 2000              --          --          930       $ 2.200        $ 2.697
         June 2000             --          --          900       $ 2.200        $ 2.697
         July 2000             --          --          930       $ 2.200        $ 2.697
         August 2000           --          --          930       $ 2.200        $ 2.697
         September 2000        --          --          900       $ 2.200        $ 2.697

         As of November 4, 1999, the Company had no commodity hedging contracts extending beyond September 2000 and had not entered into any basis swaps during the remainder of 1999 or extending into 2000.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

    EXHIBIT NO.                              DESCRIPTION
    -----------                              -----------
    *    10.32  --         Second Amendment to Amended and Restated Credit
                           Agreement between The Houston Exploration Company and
                           Chase Bank of Texas, National Association dated
                           October 6, 1999.

    *    27.1   --         Financial Data Schedule.

------------------------

*        Filed herewith.


      (b) Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE HOUSTON EXPLORATION COMPANY

                                 By:        /s/ James G. Floyd
                                    ------------------------------------------
                                               James G. Floyd
Date:  November 4, 1999               President and Chief Executive Officer



                                 By:        /s/ James F. Westmoreland
                                    ------------------------------------------
                                               James F. Westmoreland
Date:  November 4, 1999               Vice President, Chief Accounting Officer,
                                      Comptroller and Secretary

                               INDEX TO EXHIBITS



    EXHIBIT NO.                              DESCRIPTION
    -----------                              -----------
    *    10.32  --         Second Amendment to Amended and Restated Credit
                           Agreement between The Houston Exploration Company and
                           Chase Bank of Texas, National Association dated
                           October 6, 1999.

    *    27.1   --         Financial Data Schedule.





------------------------

*        Filed herewith.