Form 10-K405
period 1999-12-31
HOUSTON EXPLORATION CO
filed 2000-03-27
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                          COMMISSION FILE NO. 001-11899

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

                         -------------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                                                 NAME OF EACH
                           TITLE OF EACH CLASS                           EXCHANGE ON WHICH REGISTERED
                 ----------------------------------------                ----------------------------
                       Common Stock, $.01 par value                         New York Stock Exchange
                 85/8% Senior Subordinated Notes due 2008                   New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $151,525,825 as of March 22, 2000, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $17.5625 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 22, 2000, 23,923,020 shares of common stock were outstanding.

                     INCORPORATION OF DOCUMENTS BY REFERENCE

     Portions of The Houston Exploration Company's definitive proxy statement relating to the registrant's 2000 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Form 10-K.

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

PART I.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

         The Houston Exploration Company is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's offshore properties are located primarily in the shallow waters of the Gulf of Mexico, and its onshore properties are located in South Texas, South Louisiana, the Arkoma Basin, East Texas and the Appalachian Basin in West Virginia. The Company has utilized its geological and geophysical expertise to grow its reserve base through a combination of (i) high potential exploratory drilling in the Gulf of Mexico;
(ii) lower risk, high impact exploitation and development drilling onshore; and
(iii) selective opportunistic acquisitions both offshore and onshore. The Company believes that the lower risk projects and more stable production associated with its onshore properties complement its high potential exploratory prospects in the Gulf of Mexico by balancing risk and reducing volatility.

         The Company believes that its primary strengths are its high quality reserve base, its substantial inventory of high potential offshore exploration prospects, its onshore portfolio of high impact exploitation and development opportunities, its expertise in generating new prospects, the geographic focus of its operating areas and its low-cost operating structure. At December 31, 1999, net proved reserves were 541 Bcfe with a discounted present value of cash flows before income taxes ("PV-10%") of $530 million. The Company's focus is natural gas and approximately 97% of its net proved reserves at December 31, 1999 were natural gas and approximately 75% were classified as proved developed. The Company operates approximately 90% of its production.

     Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering ("IPO") of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of December 31, 1999, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 64% of the outstanding shares of Houston Exploration's common stock. KeySpan is a diversified energy provider that (i) distributes natural gas to a customer base of 1.6 million New Yorkers in Brooklyn, Long Island, Queens and Staten Island; (ii) is contracted by Long

Island Power Authority to manage electricity service to about 1 million customers in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         The Company's principal executive offices are located at 1100 Louisiana, Suite 2000, Houston, Texas 77002 and its telephone number is (713) 830-6800.

BUSINESS STRATEGY

         The Company's strategy is to continue to increase its reserves, production and cash flow through the application of a three-pronged approach that combines (i) high potential offshore exploration; (ii) lower risk, high impact exploitation and development drilling onshore; and (iii) selective opportunistic acquisitions. From January 1, 1994 through December 31, 1999, the Company increased its proved reserve base at a compound annual growth rate of 29% and increased its annual production at a compound annual growth rate of 34%. During the past five years, the Company produced a total of 239 Bcfe and added 637 Bcfe of net proved reserves of which 325 Bcfe were added through acquisitions and 312 Bcfe were added through exploration and development. In total, the Company replaced 266% of production through drilling and acquisitions, with 130% replaced through the drillbit alone. At the close of 1999 daily production averaged 213 MMcfe per day.

         The Company focuses on the following elements in implementing this strategy:

High Potential Exploratory and Development Drilling in the Gulf of Mexico

         The Company holds interests in 106 lease blocks, representing 527,279 gross (286,953 net) acres, in federal and state waters in the Gulf of Mexico, of which 74 blocks are undeveloped. The Company believes it has assembled a four-year inventory of offshore prospects and of its undeveloped leases, 20 have been evaluated, permitted and are ready to drill. The Company plans to drill approximately six exploratory wells in the Gulf of Mexico in 2000. The successful completion of any one of these wells could substantially increase the Company's reserves. Over the past five years, the Company has drilled 21 successful exploratory wells and 18 successful development wells in the Gulf of Mexico, representing a historical success rate of 71%. The Company anticipates that approximately $63 million of its $125 million 2000 capital expenditure budget (excluding acquisitions) will be spent on offshore projects. In addition, the Company intends to continue its participation in federal lease sales and to actively pursue attractive farm-in opportunities as they become available. The Company's management believes that the Gulf of Mexico remains attractive for future exploration and development activities due to the availability of geologic data, remaining reserve potential and the infrastructure of gathering systems, pipelines, platforms and providers of drilling services and equipment. Offshore properties account for 44% of the Company's net proved reserves as of December 31, 1999. At the end of 1999, average net production from the Company's Gulf of Mexico properties was approximately 91 MMcfe per day.

Lower Risk, High Impact Exploitation and Development Drilling Onshore

     The Company owns significant onshore natural gas and oil properties in the Lobo trend in South Texas, the South Lake Arthur and Lake Pagie Fields in South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and the Appalachian Basin in West Virginia. These properties favor exploitation and development drilling and generate the cash flow for offshore exploration and growth. Onshore properties account for 56% of net proved reserves at December 31, 1999. Complementing the offshore properties, the Company's onshore properties are typically characterized by relatively longer reserve lives, more predictable production streams and lower operating cost structures. Over the past five years, the Company has drilled or participated in the drilling of 108 successful development wells and nine successful exploratory wells onshore representing a historical drilling success rate of 80%. The Company has identified an extensive inventory of more than 200 potential onshore drilling locations, of which approximately 90 are located in the Charco Field in South Texas. The Company anticipates that approximately $62 million of its $125 million 2000 capital expenditure budget (excluding acquisitions) will be spent on onshore projects, including the drilling of approximately 50 development wells. At the end of 1999, average net production from the Company's onshore properties was approximately 122 MMcfe per day.

Opportunistic Acquisitions

         The Company's primary strategy to grow its reserves through the drillbit is supplemented by the Company's continuing pursuit of opportunistic acquisitions of properties with unexploited reserve potential. The Company targets properties (i) that it can operate; (ii) that are either in the Gulf of Mexico or onshore in existing core operating areas or in new geographic areas in which the Company believes it can establish a substantial concentration of properties and operations; and (iii) that provide a base for further exploration and development. The Company has a successful track record of building its reserves through opportunistic acquisitions onshore and in the Gulf of Mexico and successfully exploiting the reserves acquired.

Use of Advanced Technology for In-House Prospect Generation

         The Company generates virtually all of its exploration prospects utilizing in-house geological and geophysical expertise. The Company uses advanced technology, including 3-D seismic and in-house computer- aided exploration technology, to reduce risks, lower costs and prioritize drilling prospects. The Company has assembled a library of 3-D seismic data, covering approximately 98% of its undeveloped offshore lease blocks and other possible lease and acquisition prospects in the Gulf of Mexico, 148 square miles covering the Charco Field and approximately 100 square miles in South Louisiana. The Company has 14 geologists and geophysicists with a combined industry experience averaging over 25 years and 10 geophysical workstations for use in interpreting 3-D seismic data. The availability of 3-D seismic data for Gulf of Mexico properties at reasonable costs has improved the Company's ability to identify exploration and development prospects in its existing inventory of properties and to define possible lease and acquisition prospects.

High Percentage of Operated Properties

         Acquiring operating positions is a key component of the Company's strategy. Properties operated by the Company account for approximately 90% of its production. The Company prefers to operate its properties in order to manage production performance while controlling operating expenses and the timing and amount of capital expenditures. The Company also pursues cost savings through the use of outside contractors for much of its offshore field operations activities. As a result of these and other factors, the Company achieved lease operating expense (excluding severance taxes of $0.08 per Mcfe) of $0.26 per Mcfe of production and net general and administrative expense of $0.06 per Mcfe of production for the year ended December 31, 1999. The Company believes that these expense levels are among the lowest within its peer group

Geographically Focused Operations

         The Company currently operates in six areas of geographic concentration
- the Gulf of Mexico, South Texas, South Louisiana, the Arkoma Basin, East Texas, and West Virginia - and continues to evaluate and may add additional core areas in the future. The geographic focus of the Company's operations in six core areas enable it to manage a large asset base with a relatively small number of employees and to add and operate production at relatively low incremental costs. Focusing drilling activities on properties in relatively concentrated offshore and onshore areas permits the Company to utilize its base of geological, engineering, exploration and production experience in these regions.

RECENT ACQUISITIONS

         West Cameron 587 Acquisition

         In November 1999, the Company completed the acquisition of a 64% working interest in the West Cameron 587 Field (the "West Cameron 587 Acquisition") for $21 million in cash. The acquisition was financed by borrowings under the Company's revolving bank credit facility and represents interests in two undeveloped wells. Net proved undeveloped reserves for the natural gas and oil interests acquired are estimated at 21 Bcfe as of December 31, 1999.

KEYSPAN JOINT VENTURE

         In March 1999, the Company entered into a joint exploration agreement ( the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Either party may terminate the KeySpan Joint Venture at the end of the then current calendar quarter by giving thirty days prior written notice. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture.

         During 1999, the Company, together with KeySpan, completed the drilling of eight wells under the KeySpan Joint Venture, six of which were successful. KeySpan incurred approximately $35.6 million in drilling costs during 1999 and the Company received $4.8 million in general and administrative reimbursements. KeySpan has agreed to commit approximately $30 million during 2000 for the drilling of six exploratory wells and the development of discoveries made in 1999. The $30 million commitment will include approximately $18 million for exploration, $10 million for development and the balance for general and administrative reimbursements.

GULF OF MEXICO PROPERTIES

         The Company holds interests in 106 offshore blocks, of which 30 are currently producing. The Company operates 21 of these producing blocks, accounting for approximately 90% of the Company's offshore production. The following table lists the Company's net proved reserves, average working interest and the operator for the Company's ten largest offshore properties as of December 31, 1999. These properties represent over 80% of the Company's Gulf of Mexico proved reserves and approximately 85% of its offshore production during 1999:


                                             NET PROVED RESERVES AT DECEMBER 31, 1999
                                             ----------------------------------------  AVERAGE
                                                  GAS           OIL       TOTAL        WORKING
            OFFSHORE FIELDS                      (MMCF)       (MBBLS)    (MMCFE)       INTEREST     OPERATOR
            ---------------                      -------      -------    -------       --------   ------------
     Mustang Island Blocks A-31/32 ........       82,546         214      83,830         100%     Company
     East Cameron Blocks 82/83 ............       26,401         304      28,225          98%     Company
     West Cameron Blocks 76/77/60/61 ......       22,767         152      23,679          12%     Third Party
     West Cameron Block 587 ...............       20,601        --        20,601          64%     Third Party
     Mustang Island Blocks 858/868 ........       13,581         214      14,865          74%     Company
     Matagorda Island Blocks 651/671/672...       11,875           7      11,917          61%     Company
     High Island Blocks 38/39 .............       11,137          71      11,563          45%     Company
     Mustang Island Block 807 .............        6,643          19       6,757         100%     Company
     East Cameron Block 84 ................        5,199         151       6,105          14%     Third Party
     Mustang Island Block 759 .............        5,221           9       5,275          25%     Third Party
     All Other Gulf of Mexico (13 fields)..       18,937         797      23,719
                                                 -------       -----     -------
     Total Gulf of Mexico .................      224,908       1,938     236,536
                                                 =======       =====     =======


         During 1999, the Company drilled 14 successful wells (six exploratory and eight development) and two unsuccessful exploratory wells on its Gulf of Mexico properties. KeySpan participated in five of the six successful exploratory wells, the two unsuccessful exploratory wells and one of the successful development wells. Discoveries were made at West Cameron 76, East Cameron 84, Galveston 190, Galveston 389, Vermilion 408 and South Timbalier 316. Three development wells were drilled at Mustang A-31 and two development wells were drilled at West Cameron 76 to further delineate the discovery well at West Cameron 76 which was completed in early 1999. At December 31, 1999, two exploratory wells were in progress: Matagorda 704 and North Padre Island 883-L. KeySpan is participating in both of these wells and both have been determined successful and will be completed during 2000. Capital spending associated with the Company's Gulf of Mexico properties during 1999 was $104.6 million, including $8.5 million for exploratory drilling, $53.9 million for development and $42.2 million for property acquisition and leasehold costs which includes $21 million for the acquisition of the West Cameron 587 Field.

         During 2000, the Company plans to drill approximately six exploratory wells in the Gulf of Mexico and complete the development of discoveries made during 1999 at Galveston 190, Galveston 389, Matagorda 704, Vermilion 408 and North Padre 883. In addition, the Company plans to complete the installation of facilities at Galveston 144 where a successful exploratory well was drilled in 1998 and to begin development at West Cameron 587 which was acquired in November 1999. All six of the exploratory wells planned for 2000 will be drilled under the terms of the KeySpan Joint Venture. As of March 22, 2000, the Company had three offshore wells in progress: Matagorda 704, North Padre Island 883-L, and East Breaks 167. In early January 2000, a second exploratory well was spud at East Cameron 84 to test the fault block to the south of the discovery made in 1999. Both the Company and KeySpan were participating in the well which was drilled by a third party. The well was logged and determined to be unproductive in mid-March 2000.

ONSHORE PROPERTIES

         The Company also owns significant onshore natural gas and oil properties in South Texas, South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia. These properties represent interests in 1,179 gross (779.1 net) producing wells, approximately 90% of which the Company is the operator of record, and 166,450 gross (116,639 net) acres.

         The following table lists the Company's average working interest and net proved reserves for its core onshore areas of operation as of December 31, 1999, representing all of the Company's onshore reserves:


                                                                                    NET PROVED RESERVES AT
                                                                                      DECEMBER 31, 1999
                                                                     AVERAGE    ------------------------------
                                                                     WORKING     GAS         OIL        TOTAL
ONSHORE OPERATING AREAS                                              INTEREST   (MMCF)     (MBBLS)     (MMCFE)
-----------------------                                              --------   ------     -------     -------
     Charco Field (South Texas) .............................          95%     142,971          56     143,307
     South Lake Arthur and Lake Pagie (South Louisiana) .....          55%      46,006         357      48,148
     Chismville/Massard Field (Arkansas) ....................          73%      71,889        --        71,889
     Wilburton, Panola and Surrounding Fields (Oklahoma) ....          23%       8,000        --         8,000
     Willow Springs and Surrounding Fields (East Texas) .....          53%      10,526          68      10,934
     Appalachian Area (West Virginia) .......................          60%      21,885          51      22,191
                                                                               -------     -------     -------
     Total Onshore ..........................................                  301,277         532     304,469
                                                                               =======     =======     =======


         The Company drilled or participated in the drilling of 31 successful development wells and two successful exploratory wells on its onshore properties during 1999. During this same period, the Company drilled or participated in the drilling of six development wells that were not successful. Capital spending associated with the Company's onshore drilling program during 1999 was approximately $43.0 million, including $34.0 million for development, $3.8 million for exploration and $5.2 million for leasehold acquisition costs. The Company did not acquire any onshore properties during 1999.

         For 2000 the Company has budgeted funds to drill approximately 50 onshore development wells: 24 in the Charco Field, four wells in South Louisiana, 18 wells in the Arkoma Basin and four wells in East Texas. The Company believes it has identified enough additional development and exploratory projects on its existing acreage to maintain an active drilling program for the next four to six years.

         The following is a description of the Company's most significant onshore properties:

         Charco Field. The Charco Field is located in Zapata County, Texas. The Company acquired its properties in the Charco Field in July 1996. The Company owns a 95% working interest in the approximately 214 active wells in the Charco Field, all of which are operated by the Company. Since the acquisition of the Charco Field in July 1996, the Company has used an active drilling and workover program to increase production and reserves from the field. Production has more than doubled since July 1996, from an average of 38 MMcfe per day, net to the Company's interest, to 85 MMcfe per day, net to the Company's interest, in December 1999. The Company has drilled 62 successful wells, added 114 Bcfe in reserves and produced 85 Bcfe since the acquisition of the Charco Field. During 1999 the Company successfully drilled 22 development wells and drilled one unsuccessful development well. Daily production is expected to increase as new development wells are brought on-line. The Company is continuing its interpretation of 3-D seismic data covering 148 square miles of its Charco Field properties. Subsequent to year end, the Company successfully drilled and completed four development wells and is currently in the process of drilling two new development wells.

         South Lake Arthur and Lake Pagie Fields. The South Lake Arthur Field is located primarily in Vermilion Parish and the Lake Pagie Field is located primarily in Terrebonne Parish, both in South Louisiana. The Company acquired the producing properties together with undeveloped acreage initially in April 1998 and purchased additional interests in South Lake Arthur wells in October and November 1998. The Company owns interests in 48 producing wells, of which it operates 10 wells. Working interests in these wells range from 2% to 70% and average 55%. During 1999, the Company participated in two wells located in Lake
Pagie: one successful exploratory well with a working interest of 60%, and one unsuccessful development well with a working interest of 30%. At the end of 1999, production from the South Louisiana properties averaged approximately 13 MMcfe/d, net to the Company's interest. Subsequent to year end 1999, the Company spud its first well in South Lake Arthur. Houston Exploration is operator and holds a 52% working interest. The well is a deep development well and the Company is drilling the well under a turnkey contract. The well is scheduled to reach its target objective of 17,000 feet during the second quarter of 2000.

         Chismville/Massard Field. The Chismville/Massard Field is located in Logan and Sebastian Counties, Arkansas. The Company owns working interests in approximately 161 active wells, of which it operates 84 wells. Working interests in these wells range from 11% to 100% and average approximately 73%. During 1999, the Company successfully completed six gross (3.2 net) development wells and participated in the drilling of four (1.8 net) unsuccessful development wells. Subsequent to year end 1999, the Company successfully drilled and completed two (1.0 net) wells. At the end of 1999, production averaged 13.5 MMcfe/d, net to the Company.

         Willow Springs and Surrounding Fields. The Willow Springs Field is located in Gregg County, Texas, with surrounding fields located in Panola and Harrison Counties, Texas. The Company owns working interests in 35 active wells, of which it operates 31 wells. Working interests in these wells range from 3% to 100% and average approximately 53%. At the end of 1999, production averaged 2.2 MMcfe/d, net to the Company.

         Wilburton, Panola and Surrounding Fields. The Wilburton and Panola Fields are located in Latimer County, Oklahoma. The Company owns working interest in 51 active wells, of which it operates 16 wells. Working interests in these wells range from 1% to 63% and average approximately 23%. During 1999, the Company participated in the successful drilling of three (0.2 net) development wells. At year end 1999, production averaged 3 MMcfe/d, net to the Company.

         Appalachian Area. The Belington, Clarksburg and Seneca Upshur Fields are located in Barbour, Randolph, Upshur and Mingo Counties, West Virginia. The Company owns working interests in 668 producing wells, substantially all of which are operated by the Company. Working interests in these wells range from 6% to 100% and average approximately 60%. At year end 1999, production averaged
5.3 MMcfe/d, net to the Company.

ADDITIONAL FUTURE PROJECTS

         In addition to the properties described above, the Company has accumulated a large inventory of offshore leases comprised of 74 undeveloped blocks representing 379,065 gross (198,591 net) acres. Of these undeveloped leases, 20 have been evaluated by the Company's geologists and geophysicists and are considered ready to drill. The Company plans to continue active participation in upcoming state and federal lease sales. In addition, the Company continues to actively pursue farm-ins from other companies, interests in joint ventures and potential acquisitions of proved properties. The Company is also evaluating its producing properties for workovers and recompletions which it will undertake in the next several years.

NATURAL GAS AND OIL RESERVES

         The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1999, 1998 and 1997, and the present values attributable to these reserves at such dates. The reserve data and present values were prepared by Netherland, Sewell & Associates, Inc. ("NSA") and Miller and Lents, Ltd. ("Miller and Lents"), independent petroleum engineering consultants.


                                                                          AS OF DECEMBER  31,
                                                                 ----------------------------------
                                                                   1999         1998         1997
                                                                 --------     --------     --------
                                                                           (IN THOUSANDS)
     Net Proved Reserves(1):
        Natural gas (MMcf) .................................      526,185      470,447      330,601
        Oil (MBbls) ........................................        2,470        1,650        1,077
        Total (MMcfe) ......................................      541,005      480,347      337,063
     Present value of future net revenues before income
        taxes(2) ...........................................     $529,671     $412,933     $377,065
     Standardized measure of discounted future net cash
        flows(3) ...........................................     $469,225     $396,060     $315,380

---------------------------

(1) NSA and Miller and Lents prepared reserve data and present values with respect to properties comprising approximately 76% and 24%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 1999; 71% and 29%, respectively, of the present values attributable to proved reserves as of December 31, 1998; and 76% and 24%, respectively, of the present values attributable to proved reserves as of December 31, 1997.
(2) The present value of future net revenues attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. Average prices per Mcf of natural gas, used in making such present value determinations as of December 31, 1999, 1998 and 1997 were $2.01, $1.83 and $2.31, respectively. Average prices per Bbl of oil used in making such present value determinations as of December 31, 1999, 1998 and 1997 were $22.80, $10.65 and $17.23, respectively. Such amounts reflect the effects of the Company's hedging contracts.
(3) The standardized measure of discounted future net cash flows represents the present value of future net revenues after income tax discounted at 10% per annum. Such amounts reflect the effects of the Company's hedging contracts.

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

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 1999, 1998 and 1997.


                                                               YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------
                                             1999                      1998                       1997
                                     ---------------------     ----------------------     --------------------
                                      GROSS         NET         GROSS          NET         GROSS         NET
                                     -------      --------     -------       --------     --------     -------
OFFSHORE DRILLING ACTIVITY:
Exploratory:
     Productive.....................       6           1.4           2            1.3            6         3.7
     Non-Productive.................       2           1.0           5            4.2            3         2.3
                                     -------      --------     -------       --------     --------     -------
          Total.....................       8           2.4           7            5.5            9         6.0
 Development:
     Productive.....................       8           5.5           1            1.0            1         0.2
     Non-Productive.................      --            --           1            0.8            1         0.8
                                     -------      --------     -------       --------     --------     -------
          Total.....................       8           5.5           2            1.8            2         1.0

ONSHORE DRILLING ACTIVITY:
 Exploratory:
     Productive.....................       2           1.2           1            0.3            2         0.1
     Non-Productive.................      --            --          --             --            2         0.6
                                     -------      --------     -------       --------     --------     -------
          Total.....................       2           1.2           1            0.3            4         0.7
 Development:
     Productive.....................      31          24.3          23           18.2           33        29.1
     Non-Productive.................       6           3.1           4            3.8            8         7.7
                                     -------      --------     -------       --------     --------     -------
          Total.....................      37          27.4          27           22.0           41        36.8


PRODUCTIVE WELLS

         The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1999.


                        COMPANY
                        OPERATED
                        PLATFORMS     COMPANY OPERATED WELLS       NON-OPERATED WELLS      TOTAL PRODUCTIVE WELLS
                        ---------    -----------------------      --------------------     ----------------------
                                      GROSS           NET          GROSS        NET          GROSS         NET
                                     --------       --------      --------    --------     --------     ---------
OFFSHORE
    Gas............          21            56           43.8            12         1.9           68          45.7
    Oil............          --            --             --             4         0.5            4           0.5
                        -------      --------       --------      --------    --------     --------     ---------
    Total..........          21            56           43.8            16         2.4           72          46.2
                        =======      ========       ========      ========    ========     ========     =========

ONSHORE
    Gas............                     1,008          741.2           167        35.5        1,175         776.7
    Oil............                         2            1.9             2         0.5            4           2.4
                                     --------       --------      --------    --------     --------     ---------
    Total..........                     1,010          743.1           169        36.0        1,179         779.1
                                     ========       ========      ========    ========     ========     =========


         Productive wells consist of producing wells capable of production, including gas wells awaiting connections. Wells that are completed in more than one producing horizon are counted as one well.

ACREAGE DATA

         The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest as of December 31, 1999. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not such acreage contains proved reserves:


                                DEVELOPED ACRES        UNDEVELOPED ACRES
                              -------------------     -------------------
                               GROSS        NET        GROSS        NET
                              -------     -------     -------     -------
     Offshore(1) ........     148,214      88,362     379,065     198,591
     Onshore ............     151,493     105,977      14,957      10,662
                              -------     -------     -------     -------
              Total .....     299,707     194,339     394,022     209,253
                              =======     =======     =======     =======

---------------------------

(1)      Offshore includes acreage in federal and state waters.

MARKETING AND CUSTOMERS

         Substantially all of the Company's production is sold at market prices. As is the nature of the exploration, development and production business, production is normally sold to a relatively small number of customers. However, based on the current demand for natural gas and oil, the Company believes that the loss of any of the Company's major purchasers would not have a material adverse effect on the Company. The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the year ended December 31, 1999 to Adams Resources and Energy, Inc. (successor to H&N Gas Ltd.) (22.5%); for the year ended December 31, 1998 to H&N Gas Ltd. (27%) and Columbia Energy Services Corporation (12%); and for the year ended December 31, 1997 to H&N Gas Ltd. (38%).

         The Company enters into commodity swaps with unaffiliated third parties for portions of its natural gas production to achieve more predictable cash flows and to reduce its exposure to short-term fluctuations in gas prices. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

         Most of the Company's natural gas is transported through gas gathering systems and gas pipelines which are not owned by the Company. Transportation space on such gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements. While the Company's ability to market its natural gas has been subject to limitations or delays only on an infrequent basis, if transportation space is restricted or is unavailable, the Company's cash flow from the affected properties could be adversely affected. See " Regulation" and "Risk Factors -- Hazard Losses May Not be Insured."

ABANDONMENT COSTS

         The Company is responsible for its working interest share of costs to abandon natural gas and oil properties and facilities. The Company provides for its expected future abandonment liabilities by accruing for abandonment costs as a component of depletion, depreciation and amortization as the properties are produced. As of December 31, 1999, total undiscounted abandonment costs estimated to be incurred through the year 2011 were approximately $9.2 million for properties in the federal and state waters and are not considered significant for onshore properties. Estimates of abandonment costs and their timing may change due to many factors including actual drilling and production results, inflation rates, and changes in environmental laws and regulations.

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

TITLE TO PROPERTIES

         As is customary in the oil and gas industry, the Company makes only a cursory review of title to farm-out acreage and to undeveloped natural gas and oil leases upon execution of the contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible for curing any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing natural gas and oil leases, the Company obtains title opinions on the most significant leases. The Company's natural gas and oil properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

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

COMPETITION

         The Company encounters intense competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties and proved undeveloped acreage. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and gas business for a much longer time than the Company. Such companies may be able to pay more for productive natural gas and oil properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

REGULATION

         The availability of a ready market for natural gas and oil production depends upon numerous factors beyond the Company's control. These factors include:

     o    regulation of natural gas and oil production;
     o federal and state regulations governing environmental quality and pollution control;
     o state limits on allowable rates of production by a well or proration unit;
     o the supply of natural gas and oil available for sale; o the availability of adequate pipeline and other transportation and processing facilities; and
     o    the marketing of competitive fuels.

         For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or the lack of an available natural gas pipeline in the areas in which the Company may conduct operations.

         REGULATION OF OIL AND GAS EXPLORATION AND PRODUCTION. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability, generally, these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types, quantities and locations of production.

         State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing the conservation of oil and natural gas and the prevention of waste, including the unitization or pooling of oil and natural gas properties and rates of production from oil and natural gas wells. Rates of production may be regulated through the establishment of maximum daily production allowables on a market demand or conservation basis or both.

         In addition to regulatory oil and gas production, numerous states have implemented statutory and regulatory initiatives requiring local distribution companies ("LDCs") to develop to various degrees unbundled transportation and related service options and rates. Typically, these programs are designed to allow the LDCs' commercial, industrial, and, with increasing frequency, residential customers to have access to transportation service on the LDC, coupled with an ability to select third-party city-gate gas suppliers. Similarly, several states are also addressing the unbundling of the retail electric markets, ranging from the consideration of initial unbundling proposals to permitting, in varying degrees, the implementation of programs allowing direct retail access. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging energy markets.

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

         The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of its natural gas. Commencing in 1985 and continuing with the issuance of Order No. 636 in 1992, the FERC promulgated a series of orders and regulations that significantly fostered competition in the business of transporting and marketing gas. These orders and regulations induced, and ultimately required, interstate pipeline companies to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether shippers were affiliated with an interstate pipeline company. The FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines.

         All pipeline operations on or across the Outer Continental Shelf are regulated under the Outer Continental Shelf Lands Act ("OCSLA"). Under the FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis, while gathering services are treated as non-jurisdictional activities not subject to the FERC's jurisdiction. The FERC continues to consider changes regarding the application of its jurisdiction over facilities operating on the Outer Continental Shelf. It is not clear whether a revised FERC policy regarding its jurisdiction over offshore natural gas pipeline facilities would have a material effect on producers such as the Company and the Company cannot predict what a revised policy would entail. The Company, however, does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which the Company competes.

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

         OFFSHORE LEASING. Certain operations the Company conducts are on federal oil and gas leases, which the MMS administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications, and has recently proposed additional safety-related regulations concerning the design and operating procedures for Outer Continental Shelf production platforms and pipelines. The MMS also has issued regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can obtain bonds or other surety in all cases. See "-- Environmental Matters."

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

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Finally, under CERCLA, crude oil and fractions thereof are expressly exempt from coverage as a "hazardous waste," and so generally speaking, the oil and gas the Company produces is not subject to CERCLA. However, some products used in the exploration and production of oil and gas do constitute CERCLA "hazardous substances" when disposed of, and therefore could subject the Company to some degree of CERCLA liability. Notwithstanding that, given the fact that the Company has only been engaged in the exploration for oil and gas since 1985, any potential CERCLA liability is not anticipated to have a material adverse impact on the Company.

         The Resource Conservation and Recovery Act ("RCRA") affects oil and gas production activities by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes." However, pursuant to regulations promulgated under RCRA, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy do not constitute "hazardous wastes" subject to RCRA regulation. Nonetheless, such wastes constitute "solid wastes" and are subject to less stringent regulation under RCRA's non-hazardous waste provisions which are administered by the states and typically apply to solid waste disposal facilities.

         The Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), and regulations thereunder, impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in "waters of the United States." A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The term "waters of the United States" has been broadly defined to include not only the waters of the Gulf of Mexico but also inland water bodies, including wetlands, playa lakes and intermittent streams. The OPA also requires owners and operators of offshore facilities to establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to oil spills. Under the Coast Guard Authorization Act of 1996, the definition of offshore facility includes facilities located in coastal inland waters, such as bays or estuaries. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the Outer Continental Shelf and a minimum of $10 million for offshore facilities located landward of the seaward boundary of a state. This amount is subject to upward regulatory adjustment up to $150 million. Parties responsible for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. Regulations promulgated by the MMS have established the amount of OSFR to be required for particular facilities, dependent on the volume of a facility's worst-case oil spill. Accordingly, for Outer Continental Shelf facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR will be required; for worst-case spills of over 35,000 barrels, but less than 70,000 barrels, $70 million will be required; for worst-case spills of over 70,000 barrels, but not more than 105,000 barrels, $105 million will be required; and for worst-case spills of over 105,000 barrels, $150 million will be required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. Although the current environmental regulations have had no material adverse effect of the Company, the impact of unknown future environmental regulatory developments, such as stricter environmental regulation and enforcement policies, cannot presently be quantified.

         OPA imposes a variety of additional requirements on responsible parties for vessels or oil and gas facilities related to the prevention of oil spills and liability for natural resource damages resulting from such spills in waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities of all removal costs plus $75 million. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions. As of this date, the Company is not the subject of any civil or criminal enforcement actions under the OPA.

         The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of pollutants, including produced waters, sands and other oil and gas wastes into navigable waters. Permits must be obtained to discharge such pollutants to state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or its derivatives into state waters. After January 1, 1997, with few exceptions, the U.S. Environmental Protection Agency ("EPA") general permit applicable to coastal waters in Louisiana and Texas prohibits the discharge of produced water and produced sand derived from oil and gas point source facilities. In addition, some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be associated with treatment of wastewater or developing storm water pollution prevention plans. Further, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for nonpoint source pollution to restore and protect coastal waters.

         The Federal Clean Air Act ("CAA") and similar state laws that regulate emissions of pollutants to the air, affect oil and gas production. Specifically, the OCSLA has required MMS to promulgate and administer regulations that comply with the National Ambient Air Quality Standards ("NAAQS") pursuant to the CAA, and to the extent that authorized activities significantly affect the air quality of any state. In addition, pursuant to the CAA, for Outer Continental Shelf air emission sources located within 25 miles of a state's seaward boundaries, the requirements are the same as the requirements that would be applicable if the source were located in the corresponding onshore area. For sources located beyond the 25 miles of a state's boundaries, the sources are subject to federal requirements of the CAA's Prevention of Significant Deterioration ("PSD") program. The costs of compliance with these CAA requirements have not and are not anticipated to have a material adverse impact on the Company's financial conditions and operations.

         Finally, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating in the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. As of this date, the Company is not the subject of any civil or criminal enforcement actions under OCSLA.

RISK FACTORS AFFECTING OUR BUSINESS

         THE VOLATILITY OF NATURAL GAS AND OIL PRICES MAY AFFECT OUR FINANCIAL RESULTS.

         As an independent natural gas and oil producer, revenues generated from our operations are highly dependent on the price of, and demand for, natural gas and oil. Even relatively modest changes in oil and natural gas prices may significantly change our revenues, results of operations, cash flows and proved reserves. Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

         o        the domestic and foreign supply of natural gas and oil;
         o        the price of foreign imports;
         o        overall domestic and global economic conditions;
         o        political and economic conditions in oil producing countries;
         o        the level of consumer product demand;
         o        weather conditions;
         o        domestic and foreign governmental regulations; and
         o        the price and availability of alternative fuels.

         We cannot predict future natural gas and oil price movements. If natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced.

         WE MAY BE REQUIRED TO TAKE ADDITIONAL WRITEDOWNS IF NATURAL GAS AND OIL PRICES DECLINE.

         There is a risk that we will be required under full cost accounting rules to write down the carrying value of our natural gas and oil properties when natural gas and oil prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

         Primarily as a result of weak natural gas prices, we recorded a writedown in the carrying value of our natural gas and oil properties for the year ended December 31, 1998 in the amount of $130 million ($84.5 million after tax). Although prices have recently recovered, we cannot make assurances that we will not be required to take additional writedowns in future periods.

         WE MAY NOT BE ABLE TO MEET OUR SUBSTANTIAL CAPITAL REQUIREMENTS.

         Our business is capital intensive and, to maintain our base of proved oil and gas reserves, a significant amount of cash flow from operations must be invested in property acquisitions, development and exploration activities. We make and will continue to make substantial capital expenditures to find, develop, acquire and produce natural gas and oil reserves. Our capital expenditure budget for exploration, development and leasehold acquisitions for 2000 is estimated at approximately $125 million. This budget excludes potential property acquisitions. Our management believes that we will have sufficient cash provided by operating activities and borrowings under our bank credit facility to fund planned capital expenditures in 2000. If our revenues or borrowing base under the bank credit facility decrease as a result of lower natural gas and oil prices, operating difficulties or declines in reserves, we may not be able to expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings. Without continued employment of capital, our oil and gas reserves will decline. We cannot make assurances that debt or equity financing, cash generated by operations or our borrowing capacity under our revolving bank credit facility will be available to meet our capital requirements.

         THE AMOUNT OF OUR OUTSTANDING INDEBTEDNESS IS SUBSTANTIAL AND COULD HAVE ADVERSE CONSEQUENCES.

         Our outstanding indebtedness at December 31, 1999 was $361 million, which includes $80 million in current maturities under the KeySpan credit facility, and as of March 22, 2000 has remained unchanged. Our outstanding indebtedness is expected to decrease by $80 million upon the planned conversion of the outstanding borrowings under the KeySpan credit facility on March 31, 2000 into shares of the Company's common stock.

         Our level of indebtedness affects our operations in a number of ways. Our bank credit facility and the indenture governing our senior subordinated notes contain covenants that require a substantial portion of our cash flow from operations to be dedicated to the payment of interest on our indebtedness. Accordingly, these funds will not be available for other purposes. Other covenants in these agreements require us to meet certain financial tests and establish other restrictions that limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions. Moreover, future acquisition and development activities may require us to significantly alter our capitalization structure, which may alter our indebtedness. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

         ESTIMATES OF PROVED RESERVES AND FUTURE NET REVENUE MAY CHANGE.

         The estimates of proved reserves of natural gas and oil included in this document are based on various assumptions. The accuracy of any reserve estimate is a function of the quality of available data, engineering, geological interpretation and judgment and the assumptions used regarding quantities of recoverable natural gas and oil reserves and prices for crude oil, natural gas liquids and natural gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in our estimates, and such variances may be significant. Any significant variance from the assumptions used could result in the actual quantity of our reserves and future net cash flow being materially different from the estimates in our reserve reports. In addition, results of drilling, testing and production and changes in crude oil, natural gas liquids and natural gas prices after the date of the estimate may result in substantial upward or downward revisions.

         WE MAY NOT BE ABLE TO REPLACE RESERVES.

         Our future success depends on our ability to find, develop and acquire natural gas and oil reserves. Without successful exploration, development or acquisition activities, our reserves and revenues will decline over time. Exploration, the continuing development of reserves and acquisition activities will require significant expenditures. If our cash flow from operations is not sufficient for this purpose, we may not be able to obtain the necessary funds from other sources. The inability to replace reserves could reduce the amount of credit available to us since the maximum amount of borrowing capacity available under our bank credit facility is based, at least in part, on the estimated quantities of our proved reserves.

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

         WE ARE SUBJECT TO RISKS RELATED TO OUR HEDGING ACTIVITIES.

         Periodically, we enter into hedging arrangements relating to a portion of our natural gas production to achieve a more predicable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. Hedging instruments used are fixed price swaps, collars and options. While the use of these types of hedging instruments limits the downside risk of adverse price movements, they are subject to a number of risks, including instances in which the benefit to revenues is limited when natural gas prices increase; and counterparties to our futures contract will be unable to meet the financial terms of the transaction.

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

         POTENTIAL CONFLICTS OF INTEREST WITH KEYSPAN.

         KeySpan currently owns 64% of our common stock and is expected to own approximately 70% of our common stock upon the planned conversion of the $80 million outstanding under the KeySpan credit facility on March 31, 2000. Conflicts of interest may arise in the future between us and KeySpan in a number of areas relating to our past and ongoing relationships, including the following:

         o        the payment of dividends;
         o        acquisitions of natural gas and oil businesses or properties;
         o        transfers of assets;
         o        insurance matters;
         o        financial commitments;
         o        registration rights; and
         o        issuances and sales of our capital stock.

         Our Chairman of the Board, Robert B. Catell, is also the Chairman of the Board of Directors and Chief Executive Officer of KeySpan. In addition to Mr. Catell, two of our seven other directors are also affiliated with KeySpan:
Craig G. Matthews is President and Chief Operating Officer of KeySpan and James
Q. Riordan is a director of KeySpan. As a result of KeySpan's ownership of a majority of our common stock, KeySpan is in a position to control the election of the entire Board of Directors of Houston Exploration and is able to control the outcome of the vote on all matters requiring the vote of our stockholders.

EMPLOYEES

         As of December 31, 1999, the Company had 109 full time employees, 73 of whom are located at the Company's headquarters in Houston, Texas and the remainder of whom are located at field offices. None of the Company's employees are represented by a labor union. The Company contracts with OCS to conduct all of the day to day operations of the Company's offshore properties. See "Third Party Contractors."

OFFICES

         The Company currently leases approximately 46,000 square feet of office space in Houston, Texas, where its principal offices are located. In addition, the Company maintains field operations offices in the areas where it operates onshore properties.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1999.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock (symbol: THX) is traded on the New York Stock Exchange. The following table sets forth the range of high and low sales prices for each calendar quarterly period from January 1, 1998 through December 31, 1999 as reported on the New York Stock Exchange:


YEAR ENDED DECEMBER 31, 1999                             HIGH           LOW
                                                       ---------      --------
First Quarter......................................... $  20.500      $ 12.000
Second Quarter........................................    20.625        16.625
Third Quarter.........................................    23.125        18.500
Fourth Quarter........................................    22.875        17.688

YEAR ENDED DECEMBER 31, 1998                             HIGH           LOW
                                                       ---------      --------
First Quarter......................................... $  23.000      $ 14.875
Second Quarter........................................    24.563        20.000
Third Quarter.........................................    24.250        14.125
Fourth Quarter........................................    19.875        16.375

         As of March 22, 2000, 23,923,020 shares of common stock were outstanding and the Company had approximately 49 stockholders of record and approximately 1,500 beneficial owners.

DIVIDENDS

         The Company has not paid any cash dividends during the two most recent fiscal years and does not anticipate declaring any dividends in the foreseeable future. The Company expects that it will retain its cash for the operation and expansion of its business, including exploration, development and acquisition activities. The Company's bank credit facility and the indenture governing the 85/8% Senior Subordinated Notes contain restrictions on the payment of dividends to holders of common stock. Accordingly, the Company's ability to pay dividends will depend upon these restrictions and the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. --Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table shows selected financial data derived from the Company's consolidated financial statements for each of the five years in the period ended December 31, 1999. The financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto.


                                                                    YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                 1999          1998          1997          1996          1995
                                             ------------  ------------   -----------   -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Natural gas and oil revenues.............. $    150,580  $    127,124   $   116,349   $    64,864  $    39,431
  Other.....................................        1,147         1,123         1,297         1,040        1,778
                                             ------------  ------------   -----------   -----------  -----------
        Total revenues......................      151,727       128,247       117,646        65,904       41,209
Expenses:
  Lease operating...........................       18,406        16,199        14,146        10,800        5,005
  Severance tax.............................        5,444         4,967         4,233         1,401          463
  Depreciation, depletion and amortization..       74,051        79,838        59,081        33,732       21,969
  Writedown in carrying value...............           --       130,000            --            --           --
  General and administrative, net...........        4,150         6,086         5,825         6,249        3,486
  Nonrecurring charge(1)....................           --            --            --            --       12,000
                                             ------------  ------------   -----------   -----------  -----------
        Total operating expenses............      102,051       237,090        83,285        52,182       42,923
Income (loss) from operations...............       49,676      (108,843)       34,361        13,722       (1,714)
Interest expense, net.......................       13,307         4,597           938         2,875        2,398
                                             ------------  ------------   -----------   -----------  -----------
Income (loss) before income taxes...........       36,369      (113,440)       33,423        10,847       (4,112)
Income tax provision (benefit)..............       11,748       (40,754)       10,173         2,205       (3,809)
                                             ------------  ------------   -----------   -----------  -----------
Net income (loss)........................... $     24,621  $    (72,686)  $    23,250   $     8,642  $      (303)
                                             ============  ============   ===========   ===========  ===========

Net income (loss) per share................. $       1.03  $      (3.05)  $      1.00   $      0.49  $     (0.02)
                                             ============  ------------   ===========   ===========  ===========
Net income (loss) per share--diluted........ $       0.95  $      (3.05)  $      0.97   $      0.49  $     (0.02)
                                             ============  ============   ===========   ===========  ===========

Weighted average shares.....................       23,906        23,768        23,337        17,532       15,295
Weighted average shares--diluted............       28,310        23,768        24,028        17,687       15,295

                                                                    AT YEAR END DECEMBER 31,
                                             -------------------------------------------------------------------
                                                 1999          1998          1997          1996           1995
                                             ------------  ------------   -----------   -----------   ----------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Property, plant and equipment, net.......... $    610,116  $    536,582   $   443,738   $   359,124   $  216,678
Total assets................................      678,483       569,452       491,391       401,285      247,496
Long-term debt and notes....................      281,000       313,000       113,000        65,000       71,862
Stockholders' equity........................      217,590       192,530       256,187       233,300      103,236

---------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 1999. The Company's historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10- K contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of exploratory drilling in the Gulf of Mexico and lower risk, exploitation and development drilling onshore. At December 31, 1999, the Company had net proved reserves of 541 Bcfe, 97% of which were natural gas and 75% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering ("IPO") of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of December 31, 1999, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 64% of the outstanding shares of Houston Exploration's common stock. KeySpan is a diversified energy provider that (i) distributes natural gas to a customer base of 1.6 million New Yorkers in Brooklyn, Long Island, Queens and Staten Island; (ii) is contracted by Long Island Power Authority to manage electricity service to about 1 million customers in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

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

         Full Cost Accounting. The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a writedown is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, a write down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

         At December 31, 1999, the Company estimated, using a wellhead price of $2.01 per Mcf, that a $99.2 million (after tax) full cost ceiling "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation imposed under full cost accounting.

         As of December 31, 1998, the Company estimated, using a December wellhead price of $1.83 per Mcf, that actual capitalized costs of natural gas and oil properties exceeded the ceiling limitation imposed under full cost accounting rules by approximately $41.2 million, after taxes. Subsequent to December 31, 1998, natural gas prices continued to decline, such that the Company estimated, using a February 1999 wellhead price of $1.61 per Mcf, that the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $84.5 million, after taxes. As a result, the Company reduced the carrying value of its natural gas and oil properties as of December 31, 1998, by $84.5 million, after taxes.

         New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or recorded in comprehensive income until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that are recorded as hedges. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, which extends the adoption requirement of SFAS No. 133 from January 1, 2000 to January 1, 2001. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Currently, the Company cannot quantify the impact of the statement on results of future operations; however, it believes that the impact will not be material.

         Year 2000. Year 2000 issues result from the inability of computer systems, software programs or computerized equipment with embedded data chips to accurately calculate, store or use a date beyond December 31, 1999. Typically the year 2000 is represented as the year 1900. The problem of an erroneous date could result in a system failure or possible miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business.

         The Company established a year 2000 project plan that, together with external consultants, developed a process for addressing the year 2000 issue. The project plan included performing an inventory, an assessment, the remediation and testing of its all critical financial and operational systems and equipment that contain embedded technology, as well as obtaining assurances from all key third parties as to their own year 2000 preparedness. For the years ended December 31, 1999 and 1998, the Company spent approximately $75,000 and $20,000, respectively, for system and equipment remediation and replacement. The Company does not expect to incur any material costs relating to year 2000 issues subsequent to December 31, 1999.

         As of March 22, 2000, all of the Company's critical financial and operational systems and equipment have been tested for year 2000 compliance and the Company has not experienced any significant problems with its critical systems or with any key third parties. Although the Company has not experienced any significant year 2000 problems to date, the Company plans to monitor its critical systems closely. The Company cannot be sure that it will be completely successful in its efforts to address the year 2000 issue or that problems arising from the year 2000 issue will not cause a material adverse effect on the Company's operating results or financial condition. The Company believes, however, that the most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than its with internal systems. The Company is limited in its efforts to address the year 2000 issue as it relates to third parties and relies solely on the assurances of these third parties as to their year 2000 preparedness.

         As part of the Company's year 2000 project plan, the Company has established a contingency plan in the event its financial or operational systems experience failure or malfunction due to year 2000 issues. The Company's contingency plan will allow employees to manually complete otherwise automated tasks or calculations. The Company believes that the potential impact, if any, of a system failure or malfunction due to year 2000 issues will not affect the Company's ability to continue oil and gas exploration, drilling, production and sales activities.

However, there can be no guarantee that the Company, its business partners, vendors or customers will successfully be able to identify and remedy all potential year 2000 problems and that a resulting system failure would not have a material adverse effect on the Company.

Recent Developments

         Review of Strategic Alternatives. In September 1999, the Company and KeySpan, the Company's majority shareholder, announced their intention to review strategic alternatives for KeySpan's investment in Houston Exploration. A full range of strategic transactions was considered including the sale of all or a portion of Houston Exploration. On February 25, 2000, the Company and KeySpan jointly announced that the strategic review process was complete and that KeySpan plans to retain its equity interest in Houston Exploration for the foreseeable future.

         KeySpan Credit Facility. On February 25, 2000, the Company and KeySpan announced their intention to convert the outstanding borrowings of $80 million under the $150 million subordinated revolving credit facility with KeySpan (the "KeySpan Facility") into shares of common stock of the Company on March 31, 2000. The conversion price will be calculated by averaging the closing prices of the Company's common stock on the 20 consecutive trading days ending three trading days prior to March 31, 2000. The Company estimates that between 4 million and 5 million shares of its common stock will be issued to KeySpan and that KeySpan's ownership interest will increase from approximately 64% to approximately 70%. Once the planned conversion is complete, the KeySpan Facility will terminate and the Company will have no further borrowing capacity under the KeySpan Facility.

         KeySpan Joint Venture. On February 25, 2000, the Company and KeySpan agreed to amend their joint exploration agreement (the "KeySpan Joint Venture"). The amendment will be effective January 1, 2000 and will provide a commitment by KeySpan for the year 2000 of approximately $30 million and a reduction to the amount the Company will receive during 2000 for general and administrative expense reimbursements. The $30 million commitment will include approximately $18 million for exploratory drilling, $10 million for development of 1999 discoveries and the balance for general and administrative reimbursements.

         Revolving Credit Facility. Chase Bank of Texas has completed its semi-annual borrowing base redetermination for the Company's revolving credit facility and has recommended to the syndicate of lenders that the borrowing base be set at $210 million, effective March 29, 2000. The Company anticipates that the borrowing base will be set at $210 million. The Company's borrowing threshold amount will be equal to the new borrowing base which will be in effect from March 29, 2000 until the next scheduled redetermination on September 1, 2000. As of March 22, 2000, outstanding borrowings and letters of credit under the revolving bank credit facility have remained unchanged at $181.4 million.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:


                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1999       1998      1997
                                                  ------     ------    ------
PRODUCTION:
    Natural gas (MMcf)..........................  69,679     61,479    50,310
    Oil (MBbls).................................     258        225       171
    Total (MMcfe)...............................  71,227     62,829    51,336

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1)........... $  2.10    $  2.02   $  2.25
    Natural Gas (per Mcf) unhedged..............    2.14       1.96      2.45
    Oil (per Bbl)...............................   16.41      12.18     18.33

EXPENSES (PER MCFE):
    Lease operating............................. $  0.26    $  0.26   $  0.28
    Severance tax...............................    0.08       0.08      0.08
    Depreciation, depletion and amortization        1.04       1.27      1.15
    Writedown in carrying value of
         natural gas and oil properties........       --       2.07        --
    General and administrative, net.............    0.06       0.10      0.11

---------------------------

(1)      Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 AND 1998

         Production. Houston Exploration's production increased 13% from 62,829 MMcfe for the year ended December 31, 1998 to 71,227 MMcfe for the year ended December 31, 1999. The increase in production was primarily attributable to production added from the acquisition of producing properties at Mustang Island A-31/32 in November 1998 and the South Louisiana properties acquired in late April 1998 offset in part by a production decline at the Company's Charco Field. The production decline at Charco reflects the Company's decision to curtail capital spending in South Texas during the fourth quarter of 1998 due to depressed natural gas prices. Developmental drilling resumed at Charco in the first quarter of 1999 with two rigs running and during the second quarter the Company added a third drilling rig to expedite developmental drilling. The third rig was released during the third quarter of 1999 and drilling resumed with two rigs. As a result, sixteen new wells were brought on-line in the Charco Field during the second half of 1999 compared to six new wells in the first half of the year, causing average daily production to increase from 74 MMcfe/day during the first half of 1999 to an average of 85 MMcfe/day during the second half of 1999.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 18% from $127.1 million for the year ended December 31, 1998 to $150.6 million for the year ended December 31, 1999 as a result of the 13% increase in production and a 4% increase in average realized natural gas prices, from $2.02 per Mcf in 1998 to $2.10 per Mcf in 1999.

         As a result of hedging activities, the Company realized an average gas price of $2.10 per Mcf, which was 98% of the unhedged natural gas price of $2.14 per Mcf that otherwise would have been received, resulting in a $2.6 million decrease in natural gas revenues for 1999. During 1998, the average realized gas price was $2.02 per Mcf, which was 103% of the unhedged average gas price of $1.96, resulting in an increase to natural gas revenues of $3.8 million for the year ended December 31, 1998.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 14% from $16.2 million in 1998 to $18.4 million in 1999. On an Mcfe basis, lease operating expenses remained unchanged at $0.26 for both 1998 and 1999. The increase in lease operating expenses during 1999 is attributable to the continued expansion of the Company's operations primarily through the 1998 acquisitions of the Mustang Island A-31/32 properties and the South Louisiana properties. Severance tax, which is a function of volume and revenues generated from onshore production, increased from $5.0 million in 1998 to $5.4 million in 1999. The increase in 1999 expense is due to the combination of an increase in onshore production and an increase in price during 1999 as compared to 1998. On an Mcfe basis, severance tax remained unchanged at $0.08 per Mcfe for both 1998 and 1999.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased 7% from $79.8 million in 1998 to $74.1 in 1999. Depreciation, depletion and amortization expense per Mcfe decreased 18% from $1.27 in 1998 to $1.04 in 1999. The decrease in depreciation, depletion and amortization expense was primarily a result of a lower depletion rate. The lower depletion rate is primarily a result of the $130 million ($84.5 million net of tax) writedown in natural gas and oil properties that was taken in the fourth quarter of 1998 due to weak natural gas prices; combined with an increase in reserves for the year ended December 31, 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $1.1 million and $5.7 million in 1998 and 1999, respectively, decreased 31% from $6.1 million in 1998 to $4.2 million in 1999. Included in reimbursements received from working interest owners during 1999 were reimbursements totaling $4.8 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note 6 -- Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $7.5 million and $5.5 million, respectively, in 1998 and 1999. The decrease in capitalized general and administrative expenses is a result of the KeySpan reimbursements. On an Mcfe basis, general and administrative expenses decreased 40% from $0.10 in 1998 to $0.06 in 1999. The lower rate per Mcfe during 1999 reflects a combination of an increase in production and the effect of the KeySpan Joint Venture reimbursements offset in part by an increase in aggregate general and administrative expenses. Aggregate general and administrative expenses increased in 1999 as a result of an increase in incentive compensation and expenses incurred during the fourth quarter related to the review of strategic alternatives for KeySpan's investment in the Company. See Note 6 -- Related Party Transactions.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased from $4.6 million during 1998 to $13.3 million during 1999. Capitalized interest increased from $9.8 million in 1998 to $11.9 million in 1999. The increase in aggregate interest expense was attributable to higher average debt levels during 1999 as a result of the additional borrowings of $48 million on the revolving bank credit facility in 1999, the implementation of the KeySpan Facility in November 1998 and the issuance of $100 million of 85/8% senior subordinated notes in March 1998.

         Income Tax Provision. The provision for income taxes increased from a benefit of $40.7 million in 1998 to an expense of $11.7 million for 1999 due to the increase in pretax income in 1999. The income tax benefit in 1998 was attributable to the $45.5 million tax effect of the $130 million writedown in natural gas and oil properties the Company was required to take under full cost accounting rules as a result of weak natural gas prices. The tax benefit from the utilization of Section 29 tax credits was approximately $1.0 million for both 1998 and 1999.

         Operating Income and Net Income. During 1998, both operating income and net income were adversely affected by weak natural gas prices and the non-cash charge of $130 million ($84.5 million after tax) taken to write down the carrying value of natural gas and oil properties. During 1999 natural gas prices recovered and the combined effect of an increase in natural gas revenues and a decrease in operating expenses caused operating income for the year ended December 31, 1999 to increase to $49.7 million in 1999 from an operating loss of $108.8 million in 1998. Net income increased to $24.6 million in 1999 from a loss of $72.7 million in 1998.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Production. Houston Exploration's production increased 22% from 51,336 MMcfe in 1997 to 62,829 MMcfe in 1998. The increase in production was attributable to added production from the continued successful development drilling program in the Charco Field and the addition of new production from wells acquired in South Louisiana in April 1998. Seventeen new wells were brought on-line in the Charco Field during 1998 and daily production, net to the Company's interest, increased approximately 52% from an average of 54 MMcfe per day during 1997, to an average of 82 MMcfe per day during 1998. The onshore production growth, however, was offset by offshore production curtailments caused by tropical storms Charlie and Frances and hurricanes Earl and Georges during August and September 1998. In addition to shut-ins for tropical weather, High Island 38 encountered mechanical problems and was shut-in the first week of August 1998. High Island 38 came on-line in January 1998 and was producing approximately 10 MMcfe per day, net to the Company's interest. The combination of tropical weather, mechanical problems and natural reservoir decline caused offshore production to drop from an average of 60 MMcfe per day during 1997 to 56 MMcfe per day during 1998.

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

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 15% from $14.1 million in 1997 to $16.2 million in 1998. On an Mcfe basis, lease operating expenses decreased from $0.28 in 1997 to $0.26 in 1998. The increase in lease operating expenses during 1998 is attributable to the continued expansion of operations in the Charco Field, combined with new offshore producing properties and the addition of the South Louisiana properties acquired in April 1998 and the effect of higher overall costs in the service industry. The decrease in the lease operating expenses per Mcfe resulted from the increase in production during 1998. Severance tax, which is a function of volume and revenues generated from onshore production, increased 19% from $4.2 million, or $0.07 per Mcfe, in 1997 to $5.0 million, or $0.08 per Mcfe, in 1998. The increase in both the severance tax expense and the rate per Mcfe is due to the increase in the Company's onshore production from the Charco Field and the addition of the onshore South Louisiana properties acquired in April, October and November 1998.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 35% from $59.1 million in 1997 to $79.8 million in 1998. Depreciation, depletion and amortization expense per Mcfe increased 10% from $1.15 in 1997 to $1.27 in 1998. The increase in depreciation, depletion and amortization expense was a result of the increased production from acquired, as well as newly developed, properties combined with an increased depletion rate. The increase in the depletion rate is attributable to higher costs for drilling goods and services and a higher level of capital spending in 1998 as compared to 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and, prior to its 1996 initial public offering of common stock, capital contributions from KeySpan. On March 2, 1998, the Company issued $100 million of 85/8% senior subordinated notes. Net proceeds of approximately $97 million were used to repay a portion of the outstanding borrowings under the Company's revolving bank credit facility (the "Credit Facility"). In November of 1998, the Company established a $150 million subordinated revolving credit facility with KeySpan (the "KeySpan Facility") and borrowed $80 million under this facility to fund a portion of the November 1998 acquisition of producing natural gas and oil properties in the Gulf of Mexico from Chevron U.S.A. Inc. (the "Chevron Acquisition").

         On February 25, 2000, the Company and KeySpan announced their intention to convert the outstanding borrowing of $80 million under the KeySpan Facility into shares of common stock of the Company on March 31, 2000. The conversion price will be calculated by averaging the closing prices of the Company's common stock on the 20 consecutive trading days ending three trading days prior to March 31, 2000. The Company estimates that between 4 million and 5 million shares of its common stock will be issued to KeySpan and that KeySpan's ownership interest will increase from approximately 64% to approximately 70%. Once the planned conversion is complete, the KeySpan Facility will terminate and the Company will have no further borrowing capacity under the KeySpan Facility.

         As of December 31, 1999, the Company had a working capital deficit of $71.2 million, which includes current maturities of $80 million outstanding under the KeySpan Facility which are due March 31, 2000. As of December 31, 1999, the Company had $58.6 million of borrowing capacity available under the Credit Facility. Net cash provided by operating activities for the year ended December 31, 1999 was $110.1 million compared to $102.4 million for corresponding period of 1998. The increase in working capital during 1999 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in drilling activity. The Company's cash position was increased during 1999 by a net increase in borrowings under the Credit Facility of $48 million. Funds used in investing activities consisted of $147.7 million for investments in property and equipment, which includes $21 million for the acquisition of a 64% working interest in West Cameron 587. As a result of these activities, cash and cash equivalents increased $10.9 million from $4.6 million at December 31, 1998 to $15.5 million at December 31, 1999. The Company's available cash balance at December 31, 1999 of $15.5 million is relatively higher than normal due to interest payments due in January 2000 on the $100 million 8 5/8% senior subordinated notes and on the Credit Facility.

         The Company's primary sources of funds for each of the past three years are reflected in the following table:


                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1999         1998         1997
                                                    --------     --------     --------
                                                              (IN THOUSANDS)
Net cash provided by operating activities........   $110,072     $102,378     $ 97,292
Net long-term borrowings.........................     48,000      200,000       48,000
Proceeds from sale of common stock, net..........        439          207          297


         Natural Gas and Oil Capital Expenditures. Over the past three years, the Company has spent $594 million (including $21 million in 1999 for an interest in West Cameron Block 587 and $162.9 million in 1998 for the Chevron and South Louisiana Acquisitions with no acquisitions in 1997) to add 405 Bcfe of net proved reserves, representing a three-year average finding and development cost of $1.37 per Mcfe.

         The Company's natural gas and oil capital expenditures for each of the past three years are reflected in the following table:


                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
OFFSHORE:
Acquisitions and leasehold...........................   $ 42,246   $109,209   $ 30,700
Development..........................................     53,941     15,983     19,826
Exploration..........................................      8,450     55,381     42,219
                                                        --------   --------   --------
                                                         104,637    180,573     92,745
ONSHORE:
Acquisitions and leasehold...........................   $  5,196   $ 86,677   $  9,920
Development..........................................     34,024     35,063     39,418
Exploration..........................................      3,807        230      1,900
                                                        --------   --------   --------
                                                          43,027    121,970     51,238
                                                        --------   --------   --------
Total................................................   $147,664   $302,543   $143,983
                                                        ========   ========   ========


         Future Capital Requirements. The Company's capital expenditure budget for 2000 has been set at $125 million including $15 million for exploration, $90 million for development and facility construction and $20 million for leasehold acquisition costs. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for acquisitions are inherently unpredictable. The capital expenditure budget includes development costs associated with recent discoveries and newly acquired properties and amounts that are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2000. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore although, there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         In March 1999, the Company entered into a joint exploration agreement (the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Either party may terminate the KeySpan Joint Venture at the end of the then current calendar quarter by giving thirty days prior written notice. Houston Exploration is joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture.

         During 1999, the Company, together with KeySpan, completed the drilling of eight wells under the KeySpan Joint Venture, six of which were successful. At December 31, 1999, two additional joint venture wells were drilling, and during the first quarter of 2000, three new wells were spud. KeySpan incurred approximately $35.6 million in drilling costs in 1999 and the Company received $4.8 million in general and administrative reimbursements. During 2000, the Company plans to drill approximately six offshore exploratory wells under the terms of the KeySpan Joint Venture and to complete the development and facility installation of the successful exploratory wells drilled in 1999.

         On February 25, 2000, the Company and KeySpan agreed to amend the KeySpan Joint Venture. The amendment will be effective January 1, 2000 and will provide a commitment by KeySpan for the year 2000 of approximately $30 million and a reduction to the amount the Company will receive during 2000 for general and administrative expense reimbursements. The $30 million commitment will include approximately $18 million for exploratory drilling, $10 million for development and the balance for general and administrative reimbursements.

         On May 20, 1999, the Company filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or a combination thereof. Depending on market conditions and the Company's capital needs, the Company may utilize the shelf registration in order to raise capital. The Company would use the net proceeds received from the sale of any securities for the repayment of debt and/or to fund an acquisition. There can be no assurance that the Company will be able to consummate such offering on acceptable terms.

         Capital Structure

         Revolving Bank Credit Facility. The Company has entered into a revolving bank credit facility with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At December 31, 1999, the conforming portion of the borrowing base or threshold amount was $175 million. The Company has the option to borrow in excess of the threshold amount up to a borrowing base of $240 million by paying an incremental interest rate. The borrowing base will remain at $240 million until March 28, 2000. From March 29, 2000 to the next scheduled redetermination on September 1, 2000, the borrowing base will be equal to the threshold amount, which the Company anticipates will be redetermined and set at $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At December 31, 1999 and as of March 22, 2000, $181 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin that increases from 0.875% to 1.625%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of:
(i) between 0.25% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and (ii) an unavailable commitment fee equal to 33% of the commitment fee in (i) above on the difference between the lesser of the Facility Amount or the Borrowing Base and the Designated Borrowing Base or the Threshold Amount. The weighted average interest rate was 6.59%, 6.44% and 6.90%, respectively, for the years ended December 31, 1999, 1998 and 1997.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company can hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of December 31, 1999, the Company was in compliance with all such covenants.

         Pursuant to the Credit Facility, the Company may declare and pay cash dividends to its stockholders provided that (i) no defaults exist and the Company will not be in default with respect to any financial covenants as a result of such dividend payment and (ii) the Company continues to have a ratio of consolidated total debt to consolidated total capitalization of less than 60%, exclusive of non-cash charges. Accordingly, the Company's ability to pay dividends will depend upon such restrictions and the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters -- Dividends."

         KeySpan Credit Facility. The KeySpan Facility established by the Company and KeySpan in November 1998 provides a maximum loan commitment of $150 million. The KeySpan Facility ranks subordinate to the revolving bank credit facility and equal in right of payment with the $100 million 8 5/8% senior subordinated notes. Pursuant to a subordination agreement among the Company, KeySpan and Chase, the Company may not repay any outstanding principal under the KeySpan Facility prior to payment in full of all outstanding principal and interest under the Credit Facility. Borrowings under the KeySpan Facility are unsecured. On October 27, 1999, the KeySpan Facility was amended to extend the maturity from January 1, 2000 to March 31, 2000. Any principal amount that remains outstanding under the KeySpan Facility on March 31, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest accrued under the KeySpan Facility is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company incurs a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment and has incurred front fees of $72,000. As of December 31, 1999, outstanding borrowings under the KeySpan Facility were $80 million, all of which were classified as current liabilities. For the years ended December 31, 1999 and 1998, the Company incurred a total $5.5 million and $0.5 million, respectively in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field from Chevron USA, Inc. See Note 11 -- Acquisitions to the Company's Consolidated Financial Statements.

         Senior Subordinated Notes. On March 2, 1998, the Company issued $100 million of 8 5/8% Senior Subordinated Notes (the "Notes") due January 1, 2008. The Notes bear interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, at any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or pari passu in right of payment to all existing and future subordinated indebtedness including the KeySpan Facility.

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

         As of March 22, 2000, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of February 2000 was 6,184 MMcf (6,390 MMMbtu).


                                                                     COLLARS
                                                   -------------------------------------------
                                                                           NYMEX
                                                   VOLUME              CONTRACT PRICE
                 PERIOD                           (MMMBTU)    AVERAGE FLOOR    AVERAGE CEILING
--------------------------------------------      --------    -------------    ---------------
January 2000................................        1,860         $2.550            $3.648
February 2000...............................        1,740          2.450             3.433
March 2000..................................        3,720          2.425             2.943
April 2000..................................        4,500          2.400             2.959
May 2000....................................        4,650          2.400             2.959
June 2000...................................        4,500          2.400             2.959
July 2000...................................        4,650          2.400             2.959
August 2000.................................        4,650          2.400             2.959
September 2000..............................        4,500          2.400             2.959
October 2000................................        4,650          2.640             3.191
November 2000...............................        3,000          2.840             3.549
December 2000...............................        3,100          2.840             3.549
January  2001...............................        1,860          3.000             3.630
February 2001...............................        1,680          3.000             3.630
March 2001..................................        1,860          3.000             3.630


         These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month or the NYMEX price on the final trading day of the month (the "settlement price").

         For the months October 2000 through March 2001 the Company has 60,000 MMbtu/day hedged under no-cost collars with floating floors. The floating floor structure allows for a higher floor price in exchange for a lower ceiling. For example, during January 2001, if the settlement price is up to $2.50 the Company will receive the settlement price plus $0.50. If the settlement price is between $2.50 and $3.00 the Company will receive $3.00. If the settlement price is between $3.00 and $3.63, the Company will receive the settlement price and if market price is above $3.63, the Company will receive $3.63 (the ceiling).

          With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. The Company is not required to make or receive any payment in connection with a collar transaction if the settlement price is between the floor and the ceiling. For option contracts, the Company has the option, but not the obligation, to buy contracts at the strike price up to the day before the last trading day for that NYMEX contract.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director's Meetings and Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the subheading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

1.       FINANCIAL STATEMENTS:


                                                                                                            PAGE
                                                                                                            ----
Index to Financial Statements..........................................................................      F-1
Report of Independent Public Accountants...............................................................      F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................      F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.............      F-4
Consolidated Statement of Stockholders' Equity for the Period from December 31, 1999 to
  December 31, 1997....................................................................................
                                                                                                             F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.............      F-6
Notes to Consolidated Financial Statements.............................................................      F-7
Supplemental Information on Natural Gas and Oil Exploration, Development and                                 F-23
  Production Activities
Quarterly Financial Information (Unaudited).............................................................     F-27


         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

2.       EXHIBITS:

         See Index of Exhibits on page F-28 for a description of the exhibits filed as a part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE HOUSTON EXPLORATION COMPANY

                                      By:  /s/ JAMES G. FLOYD
                                         ---------------------------------------
                                           James G. Floyd
Date: March  22, 2000                      President and Chief Executive Officer

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


              Signature                                    Title                               Date
              ---------                                    -----                               ----
/s/ JAMES G. FLOYD                      President, Chief Executive Officer and Director   March 22, 2000
-------------------------------------   (Principal Executive Officer)
    James G. Floyd

/s/ JAMES F. WESTMORELAND               Vice President, Chief Accounting Officer,          March 22, 2000
-------------------------------------   Comptroller and Secretary (Principal Financial
    James F. Westmoreland               Officer and Principal Accounting Officer)


/s/ ROBERT B. CATELL                    Chairman of the Board of Directors                 March 22, 2000
-------------------------------------
    Robert B. Catell

/s/ GORDON F. AHALT                     Director                                           March 24, 2000
-------------------------------------
    Gordon F. Ahalt

/s/ RUSSELL D. GORDY                    Director                                           March 20, 2000
-------------------------------------
    Russell D. Gordy

/s/ DAVID G. ELKINS                     Director                                           March 22, 2000
-------------------------------------
    David G. Elkins

/s/ CRAIG G. MATTHEWS                   Director                                           March 24, 2000
-------------------------------------
    Craig G. Matthews

/s/ JAMES Q. RIORDAN                    Director                                           March 27, 2000
-------------------------------------
    James Q. Riordan

/s/ DONALD C. VAUGHN                    Director                                           March 22, 2000
-------------------------------------
    Donald C. Vaughn

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants..............................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................   F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997............   F-4
Consolidated Statement of Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997....................................................................   F-5
Consolidated Statements of Cash Flows for the Years Ended  December 31, 1999, 1998 and 1997...........   F-6
Notes to Consolidated Financial Statements............................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We have audited the accompanying consolidated balance sheets of The Houston Exploration Company (a Delaware corporation and an indirect 64%-owned subsidiary of KeySpan Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Houston Exploration Company, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


New York, New York
January 27, 2000

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1999             1998
                                                                                    -----------      -----------
                                                                                           (IN THOUSANDS)
ASSETS:
Cash and cash equivalents .....................................................     $    15,502      $     4,645
Accounts receivable ...........................................................          34,917           23,050
Accounts receivable-- Affiliate ...............................................          12,315              137
Inventories ...................................................................             969              915
Prepayments and other .........................................................           1,082              754
                                                                                    -----------      -----------
          Total current assets ................................................          64,785           29,501
Natural gas and oil properties, full cost method
  Unevaluated properties ......................................................         164,377          145,317
  Properties subject to amortization ..........................................         956,484          828,168
Other property and equipment ..................................................           9,744            9,464
                                                                                    -----------      -----------
                                                                                      1,130,605          982,949
Less: Accumulated depreciation, depletion and amortization ....................        (520,489)        (446,367)
                                                                                    -----------      -----------
                                                                                        610,116          536,582
Other assets ..................................................................           3,582            3,369
                                                                                    -----------      -----------
          TOTAL ASSETS ........................................................     $   678,483      $   569,452
                                                                                    ===========      ===========
LIABILITIES:
Accounts payable and accrued expenses .........................................     $    56,004      $    32,743
Subordinated note-- Affiliate .................................................          80,000             --
                                                                                    -----------      -----------
          Total current liabilities ...........................................         136,004           32,743
Long-term debt and notes ......................................................         281,000          233,000
Subordinated note-- Affiliate .................................................            --             80,000
Deferred federal income taxes .................................................          43,736           31,027
Other deferred liabilities ....................................................             153              152
                                                                                    -----------      -----------
          TOTAL LIABILITIES ...................................................         460,893          376,922
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000 shares authorized and 23,923 shares issued and outstanding at December 31, 1999 and 23,897 shares issued and outstanding at December 31,
  1998 ........................................................................             239              239
Additional paid-in capital ....................................................         231,370          230,931
Retained earnings (deficit) ...................................................         (14,019)         (38,640)
                                                                                    -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY ..........................................         217,590          192,530
                                                                                    -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................     $   678,483      $   569,452
                                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       1999          1998           1997
                                                                     ---------     ---------      ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Natural gas and oil revenues .................................     $ 150,580     $ 127,124      $ 116,349
  Other ........................................................         1,147         1,123          1,297
                                                                     ---------     ---------      ---------
          Total revenues .......................................       151,727       128,247        117,646
OPERATING COSTS AND EXPENSES:
  Lease operating ..............................................        18,406        16,199         14,146
  Severance tax ................................................         5,444         4,967          4,233
  Depreciation, depletion and amortization .....................        74,051        79,838         59,081
  Writedown in carrying value of natural gas and oil properties           --         130,000           --
  General and administrative, net ..............................         4,150         6,086          5,825
                                                                     ---------     ---------      ---------
          Total operating expenses .............................       102,051       237,090         83,285

Income(loss) from operations ...................................        49,676      (108,843)        34,361

Interest expense, net ..........................................        13,307         4,597            938
                                                                     ---------     ---------      ---------
Income(loss) before income taxes ...............................        36,369      (113,440)        33,423
Provision(benefit) for federal income taxes ....................        11,748       (40,754)        10,173
                                                                     ---------     ---------      ---------
NET INCOME(LOSS) ...............................................     $  24,621     $ (72,686)     $  23,250
                                                                     =========     =========      =========

Net income(loss) per share .....................................     $    1.03     $   (3.05)     $    1.00
                                                                     =========     =========      =========
Net income(loss) per share-- assuming dilution .................     $    0.95     $   (3.05)     $    0.97
                                                                     =========     =========      =========
Weighted average shares outstanding ............................        23,906        23,768         23,337
Weighted average shares outstanding-- assuming dilution ........        28,310        23,768         24,028


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                         ADDITIONAL     RETAINED        TOTAL
                                             COMMON       PAID IN       EARNINGS     STOCKHOLDERS'
                                             STOCK        CAPITAL       (DEFICIT)       EQUITY
                                           ---------     ---------      ---------      ---------
                                                    (IN THOUSANDS, EXCEPT SHARE PRICE)
Balance January 1, 1997 ..............     $     233     $ 222,271      $  10,796      $ 233,300
Other(1) .............................          --            (660)          --             (660)
Common stock, net of issue costs(2) ..             1           296           --              297
Net income ...........................          --            --           23,250         23,250
                                           ---------     ---------      ---------      ---------
Balance January 1, 1998 ..............     $     234     $ 221,907      $  34,046      $ 256,187
Common stock, net of issue costs(2)(3)             5         9,024           --            9,029
Net loss .............................          --            --          (72,686)       (72,686)
                                           ---------     ---------      ---------      ---------
Balance January 1, 1999 ..............     $     239     $ 230,931      $ (38,640)     $ 192,530
Common stock, net of issue costs(2) ..          --             439           --              439
Net income ...........................          --            --           24,621         24,621
                                           ---------     ---------      ---------      ---------
Balance at December 31, 1999 .........     $     239     $ 231,370      $ (14,019)     $ 217,590
                                           =========     =========      =========      =========

---------------------------

(1) Non-cash charge relating to the February 1996 reorganization of KeySpan's natural gas and oil assets.
(2) Common stock issued through the exercise of stock options. See Note 4-- Stock Option Plans.
(3) Includes 520,777 shares issued in March 1998 to Smith Offshore Exploration Company ("Soxco") in connection with the Company's acquisition of the natural gas and oil assets of Soxco. See Note 3-- Stockholders' Equity.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                             1999            1998          1997
                                                                           ---------      ---------      ---------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income(loss) .....................................................     $  24,621      $ (72,686)     $  23,250
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization ...........................        74,051         79,838         59,081
  Writedown in carrying value of natural gas and oil properties ......          --          130,000           --
  Deferred income tax expense(benefit) ...............................        12,709        (39,714)        13,601
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ........................       (24,045)        16,014         (3,356)
   (Increase) decrease in inventories ................................           (54)           350           (273)
   (Increase) decrease in prepayments and other ......................          (328)          (109)           279
   (Increase) decrease in other assets and liabilities ...............          (143)        (1,626)           (62)
   Increase (decrease) in accounts payable and accrued expenses ......        23,261         (9,689)         4,772
                                                                           ---------      ---------      ---------
Net cash provided by operating activities ............................       110,072        102,378         97,292

INVESTING ACTIVITIES:
Investment in property and equipment .................................      (147,943)      (302,685)      (145,055)
Dispositions and other ...............................................           289           --            1,360
                                                                           ---------      ---------      ---------
Net cash used in investing activities ................................      (147,654)      (302,685)      (143,695)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................................        64,000        312,000         79,000
Repayments of long-term borrowings ...................................       (16,000)      (112,000)       (31,000)
Proceeds from issuance of common stock, net of costs .................           439            207            297
                                                                           ---------      ---------      ---------
Net cash provided by financing activities ............................        48,439        200,207         48,297

Increase (decrease) in cash and cash equivalents .....................        10,857           (100)         1,894

Cash and cash equivalents, beginning of year .........................         4,645          4,745          2,851
                                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year ...............................     $  15,502      $   4,645      $   4,745
                                                                           =========      =========      =========
Cash paid for interest ...............................................     $  23,970      $   9,452      $   6,001
                                                                           =========      =========      =========
Cash paid for taxes ..................................................     $    --        $    --        $    --
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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of exploratory drilling in the Gulf of Mexico and lower risk, exploitation and development drilling onshore. At December 31, 1999, the Company had net proved reserves of 541 Bcfe, 97% of which were natural gas and 75% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering ("IPO") of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of December 31, 1999, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 64% of the outstanding shares of Houston Exploration's common stock. KeySpan is a diversified energy provider that (i) distributes natural gas to a customer base of 1.6 million New Yorkers in Brooklyn, Long Island, Queens and Staten Island; (ii) is contracted by Long Island Power Authority to manage electricity service to about 1 million customers in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly-owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Reclassifications and Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's most significant financial estimates are based on remaining proved natural gas and oil reserves. See Note 13 -- Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates. Certain reclassifications of prior years have been made to conform with current year presentation.

         Net Income Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, the Company's EPS are as follows:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1999         1998          1997
                                                                            --------     --------      --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) .....................................................     $ 24,621     $(72,686)     $ 23,250
  Interest savings on convertible debt ................................        2,398         --            --
                                                                            --------     --------      --------
Net income (loss), as adjusted ........................................     $ 27,019     $(72,686)       23,250
                                                                            ========     ========      ========
Weighted average shares outstanding ...................................       23,906       23,768        23,337
Add dilutive securities:
  Options .............................................................          206         --             153
  Convertible debt ....................................................        4,198         --            --
  Contingent shares ...................................................         --           --             538
                                                                            --------     --------      --------
Total weighted average shares outstanding and dilutive securities .....       28,310       23,768        24,028
                                                                            ========     ========      ========

Net income (loss) per share ...........................................     $   1.03     $  (3.05)     $   1.00
Net income (loss) per share-- assuming dilution .......................     $   0.95     $  (3.05)     $   0.97


         The computation of diluted EPS for the year ended December 31, 1998 did not assume the conversion of options or any other potentially convertible securities as their inclusion would have been antidilutive.

         Natural Gas and Oil Properties

         Natural gas and oil properties are accounted for using the full cost method of accounting. Under this method of accounting, all costs identified with acquisition, exploration and development of natural gas and oil properties, including leasehold acquisition costs, geological and geophysical costs, dry hole costs, tangible and intangible drilling costs, interest and the general and administrative overhead directly associated with these activities are capitalized as incurred. The Company computes the provision for depreciation, depletion and amortization of natural gas and oil properties on a quarterly basis using the unit-of-production method. The quarterly provision is calculated by multiplying the natural gas and oil production each quarter by a depletion rate determined by dividing the total unamortized cost of natural gas and oil properties (including estimates of the costs of future development and property abandonment and excluding the cost of significant investments in unproved and unevaluated properties) by net equivalent proved reserves at the beginning of the quarter. Natural gas and oil reserve quantities represent estimates only. Actual future production may be materially different from estimated reserve quantities and such differences could materially affect future amortization of natural gas and oil properties. The Company believes that unevaluated properties at December 31, 1999 will be fully evaluated within five years.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


related income tax effects (the "full cost ceiling"). A current period charge to operating income is required to the extent that capitalized costs plus certain estimated costs for future property development, plugging, abandonment and site restorations, net of related accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the full cost ceiling.

         At December 31, 1999, the Company estimated, using a wellhead price of $2.01 per Mcf, that a $99.2 million (after tax) full cost ceiling "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation imposed under full cost accounting.

         As of December 31, 1998, the Company estimated, using a December 1998 wellhead price of $1.83 per Mcf, that actual capitalized costs of natural gas and oil properties exceeded the ceiling limitation imposed under full cost accounting rules by approximately $41.2 million, after taxes. Subsequent to December 31, 1998, natural gas prices continued to decline, such that the Company estimated, using a February wellhead price of $1.61 per Mcf, that the ceiling limitation exceeded actual capitalized costs of natural gas and oil properties by approximately $84.5 million, after taxes. As a result, the Company reduced the carrying value of its natural gas and oil properties as of December 31, 1998, by $84.5 million, after taxes.

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

         General and Administrative Costs and Expenses

         The Company receives reimbursement for administrative and overhead expenses incurred on behalf of other working interest owners on properties operated by the Company. These reimbursements totaling $5.7 million, $1.1 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997, respectively, were allocated as reductions to general and administrative expenses. Included in reimbursements received during 1999 is $4.8 million in general and administrative reimbursements received from KeySpan pursuant to the KeySpan Joint Exploration Agreement ("KeySpan Joint Venture"), see Note 6 -- Related Party Transactions. The capitalized general and administrative costs directly related to the Company's acquisition, exploration and development activities, during 1999, 1998 and 1997, aggregated $5.5 million, $7.5 million and $7.2 million, respectively.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Capitalization of Interest

         The Company capitalizes interest related to its unevaluated natural gas and oil properties and certain properties under development which are not currently being amortized. For the years ended December 31, 1999, 1998 and 1997 interest costs of $11.9 million, $9.8 million and $5.9 million, respectively, were capitalized.

         Gas Imbalances

         The Company incurs certain production gas volume imbalances in the ordinary course of business and utilized the entitlements method to account for its gas imbalances. Under this method, income is recorded based on the Company's net revenue interest in production or nominated deliveries. Net deliveries in excess of these amounts are recorded as liabilities, while net under deliveries are reflected as assets. Production imbalances are valued using current market prices. Production imbalances were not material as of December 31, 1999 and 1998.

         Financial Instruments

         The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. Fair value information is included in the notes to consolidated financial statements when the fair value of the financial instruments is different from the carrying or book value and available market information is used to estimated fair values. In the consolidated balance sheet, the Company reports cash and cash equivalents, accounts receivable and accounts payable at cost, which approximates fair value due to the short maturity of these instruments.

         Hedging Contracts

         The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production in order to achieve a more predictable cash flow and to reduce its exposure to adverse price fluctuations. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. These instruments include swaps, costless collars and options, and are usually placed with major financial institutions that the Company believes are minimal credit risks. The Company's hedging strategies meet the criteria for hedge accounting treatment under SFAS No. 80, "Accounting for Futures Contracts". Accordingly, gains and losses are recognized when the underlying transaction is completed, at which time these gains and losses are included in earnings as a component of natural gas revenues in accordance with the underlying hedged transaction. If hedging instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses would be currently recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are currently recognized in the financial statements. Natural gas revenues were decreased by $2.6 million in 1999, increased by $3.8 million in 1998 and decreased by $9.9 million during 1997, relative to these contracts. See Note 8 -- Hedging Transactions.

         From time to time the Company uses interest rate swaps to manage the interest rate exposure arising from certain borrowings. Swaps used to hedge debt are designated as hedges and are matched to the debt as to notional amount and maturity. The periodic receipts or payments from each swap are recognized over the term of the swap as an adjustment to interest expense. As of December 31, 1999, the Company had no interest rate swaps in place.

         Concentration of Credit Risk

         Substantially all of the Company's accounts receivable result from natural gas and oil sales or joint interest billings to third parties in the oil and gas industry. This concentration of customers and joint interest owners may

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables. The Company is exposed to credit risk in the event of nonperformance by counterparties to futures and swaps contracts. The Company believes that the credit risk related to the futures and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement broadens the definition of a derivative instrument and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair market value. Derivatives that are not hedges must be adjusted to fair value currently in earnings. If a derivative is a hedge, depending on the nature of the hedge, special accounting allows changes in fair value of the derivative to be either offset against the change in fair value of the hedged asset or liability in the income statement or recorded in comprehensive income until the hedged item is recognized in earnings. The Company must formally document, designate and assess the effectiveness of transactions that are recorded as hedges. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, which extends the adoption requirement of SFAS No. 133 from January 1, 2000 to January 1, 2001. The Company plans to adopt SFAS No. 133 effective January 1, 2001. Currently, the Company cannot quantify the impact of the statement on results of future operations; however, it believes that the impact will not be material.

NOTE 2 -- LONG-TERM DEBT AND NOTES


                                                 YEARS ENDED DECEMBER 31,
                                                    1999         1998
                                                  --------     --------
                                                      (IN THOUSANDS)
SENIOR DEBT:
Bank revolving credit facility ..............     $181,000     $133,000
SUBORDINATED DEBT:
85/8% Senior Subordinated Notes due 2008 ....      100,000      100,000
Subordinated Note-- KeySpan due 2000 ........         --         80,000
                                                  --------     --------
    Total long-term debt and notes ..........     $281,000     $313,000
                                                  ========     ========


         As of December 31, 1999, outstanding borrowings of $80 million under the KeySpan note were classified as current liabilities, as the note matures March 31, 2000. The carrying amount of borrowings outstanding under the revolving bank credit facility and the KeySpan note approximate fair value as interest rates are tied to current market rates. At December 31, 1999, the quoted market value of the 85/8% senior subordinated notes was 96% of the $100 million carrying value or $96 million.

         Credit Facility

         The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At December 31, 1999, the conforming portion of the borrowing base or threshold amount was $175 million. The Company has the option to

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


borrow in excess of the threshold amount up to a borrowing base of $240 million by paying an incremental interest rate. The borrowing base will remain at $240 million until March 28, 2000. From March 29, 2000 to the next scheduled redetermination on September 1, 2000, the borrowing base will be equal to the threshold amount, which the Company anticipates will be redetermined and set at $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At December 31, 1999, $181 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. As of March 22, 2000, the Company's outstanding borrowings and letters of credit under the Credit Facility have remained unchanged at $181.4 million.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.875% to 1.625%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.25% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and
(ii) an unavailable commitment fee equal to 33% of the commitment fee in (i) above on the difference between the lesser of the Facility Amount or the Borrowing Base and the Designated Borrowing Base. The weighted average interest rate was 6.59%, 6.44% and 6.90%, respectively, for the years ended December 31, 1999, 1998 and 1997.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of December 31, 1999, the Company was in compliance with all such covenants.

         Senior Subordinated Notes

         On March 2, 1998, the Company issued $100 million of 85/8% senior subordinated notes (the "Notes") due January 1, 2008. The Notes bear interest at a rate of 85/8% per annum with interest payable semi-annually on January 1 and July 1. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, at any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness including the KeySpan Facility.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         KeySpan Facility.

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provides a maximum commitment of $150 million. The KeySpan Facility ranks subordinate to the Credit Facility and equal in right of payment with the Subordinated Notes. Pursuant to a subordination agreement among the Company, KeySpan and Chase, the Company may not repay any outstanding principal under the KeySpan Facility prior to payment in full of all outstanding principal and interest under the Credit Facility. Borrowings under the KeySpan Facility are unsecured. On October 27, 1999, the KeySpan Facility was amended to extend the maturity from January 1, 2000 to March 31, 2000. Any principal amount that remains outstanding under the KeySpan Facility on March 31, 2000 will be converted into common stock of the Company, with the number of shares to be determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. Because the market value represents an average of the Company's common stock over twenty consecutive trading days, ending three days prior to the maturity date of the loan, the market price may be higher or lower than the price of the common stock on the conversion date. Interest accrued under the KeySpan Facility is payable monthly and borrowings bear interest at LIBOR plus 1.4%. In addition, the Company incurs a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment and has incurred upfront fees of $72,000. As of December 31, 1999, outstanding borrowings under the facility were $80 million, all of which were classified as current liabilities. For the years ended December 31, 1999 and 1998, the Company incurred a total $5.5 million and $0.5 million, respectively in interest and fees to KeySpan. Borrowings were used to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field from Chevron USA, Inc., see Note 11 -- Acquisitions.

         On February 25, 2000, the Company and KeySpan announced their intention to convert the outstanding borrowings of $80 million under the KeySpan Facility into shares of common stock of the Company on March 31, 2000. The conversion price will be calculated by averaging the closing prices of the Company's common stock on the 20 consecutive trading days ending three trading days prior to March 31, 2000. The Company estimates that between 4 million and 5 million shares of its common stock will be issued to KeySpan and that KeySpan's ownership interest will increase from approximately 64% to approximately 70%. Once the planned conversion is complete, the KeySpan Facility will terminate and the Company will have no further borrowing capacity under the KeySpan Facility.

NOTE 3 -- STOCKHOLDERS' EQUITY

         Concurrent with the completion of the IPO in September 1996, the Company acquired substantially all of the natural gas and oil properties and related assets (the "Soxco Acquisition") of Smith Offshore Exploration Company ("Soxco"). The natural gas and oil properties acquired in the Soxco Acquisition consisted solely of working interests in properties located in the Gulf of Mexico that are operated by the Company or in which the Company also has a working interest. Pursuant to the Soxco Acquisition, the Company agreed to pay Soxco, in shares of the Company's common stock, a deferred purchase price of up to $17.6 million effective January 31, 1998. The amount of the deferred purchase price was determined by the probable reserves of Soxco as of December 31, 1995 (approximately 17.6 Bcfe) that were produced prior to or classified as proved as of December 31, 1996 and December 31, 1997, respectively, provided that Soxco was entitled to receive a minimum deferred purchase price of approximately $8.8 million. On March 27, 1998, the Company issued 520,777 shares of common stock with an aggregate value (determined by reference to the average price of the Company's common stock over a specified period of 20 trading days) of $8.8 million to Soxco in payment of the deferred purchase price.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- STOCK OPTION PLANS

         1996 Stock Option Plan

         At the completion of the IPO in September 1996, the Company adopted the 1996 Stock Option Plan, which allows the Company to grant options not to exceed 10% of the shares of the Company's common stock outstanding from time to time. Options granted under the 1996 Stock Option Plan expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date. During 1997, the 1996 Stock Option Plan was amended to allow option grants to non-employee directors of the Company. Options granted to non-employee directors vest on the date of grant and are non-qualified. As of December 31, 1999, substantially all options currently authorized under the 1996 Stock Option Plan had been granted, of which 979,330 of the options "ISOs") and the balance of 1,354,608 are non-qualified stock options ("NQSOs"). Common stock issued through the exercise of non-qualified options will result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. Generally, the Company will not receive an income tax deduction for ISOs.

         1999 Stock Option Plan

         On October 26, 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan (the "1999 Stock Option Plan"). Under the 1999 Stock Option Plan, 400,000 options were authorized of which 111,800 options were granted during 1999. All options under the 1999 Stock Option Plan are non-qualified, expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date, with the exception of options granted to non-employee directors which vest on the date of grant.

         The table below sets forth a summary of activity during the respective years for both the 1996 and 1999 Stock Option Plans.


                                                                          YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                             1999                    1998                    1997
                                                  ----------------------   ----------------------   ----------------------
                                                    SHARES        PRICE*     SHARES        PRICE*     SHARES        PRICE*
Options outstanding January 1 ...............      2,083,038      $17.17    1,669,598      $16.67    1,239,638      $15.53
  Granted ...................................        321,300       18.87      426,700       19.07      458,100       19.69
  Exercised .................................        (28,080)      15.56      (13,260)      15.70      (28,140)      15.50
  Forfeited .................................         (5,700)      18.56         --                       --
                                                  ----------                ---------                ---------
Options outstanding December 31 .............      2,370,558      $17.41    2,083,038      $17.17    1,669,598      $16.67
                                                  ==========                =========                =========
Exercisable December 31 .....................      1,001,343      $16.87      599,275      $16.58      268,788      $16.49
Options available for grant .................        293,238                  208,838                  635,538
Weighted average fair value of options
granted .....................................     $     8.45               $     8.54               $     8.71

------------------

* Weighted average price.

         Phantom Stock Rights

         On December 16, 1996, the Company granted key employees of Houston Exploration 176,470 phantom stock rights ("PSRs") that give the holder the right to receive a cash payment determined by reference to the fair market value of one share of the Company's common stock. Twenty percent (20%) of the PSRs are payable on December 16th of each of the years 1997 through 2001. On each date on which a PSR is payable, the holder will receive a cash payment equal to (i) the average of the closing prices per share of the Company's common stock for the five trading days immediately preceding such payment date multiplied by (ii) the number of PSRs payable on such date. During 1999, 1998 and 1997, the Company made payments of $0.6 million, $0.6 million and $0.8 million, respectively for the vested portion of PSRs. As of December 31, 1999, 66,635 PSRs remain outstanding.

         Effective October 1, 1997, the Company adopted an incentive compensation plan for non-employee, non- affiliated directors under which they may defer current compensation in the form of phantom stock rights that are

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


tied to the market price of the Common Stock on the date services are performed. Phantom stock rights are exchanged for a cash distribution upon retirement.

         Fair Value of Employee Stock-Based Compensation

         The Company accounts for the incentive stock plans using the intrinsic value method prescribed under Accounting Principles Board ("APB") No. 25 and accordingly no compensation expense has been recognized for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997:


                                                                          YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                     1999          1998          1997
                                                                    -------      --------       -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) - as reported .................................   $24,621      $(72,686)      $23,250
Net income (loss) - pro forma ...................................    21,915       (74,985)       21,499

Net income (loss) per share - as reported .......................   $  1.03      $  (3.05)      $  1.00
Net income (loss) per share - assuming dilution--as reported ....      0.95         (3.05)         0.97

Net income (loss) per share - pro forma .........................   $  0.92      $  (3.15)      $  0.92
Net income (loss) per share - assuming dilution-- pro forma .....      0.77         (3.15)         0.89


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997: (i) average risk-free interest rate of 5.96%, 5.97%, and 6.30%, respectively, (ii) expected lives of 5 years; (iii) expected dividends of zero; and (iv) expected volatility of 41%.

NOTE 5 -- INCOME TAXES

         The components of the federal income tax provision (benefit) are:

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                YEARS ENDED DECEMBER 31,
                            --------------------------------
                              1999        1998        1997
                            --------    --------    --------
                                     (IN THOUSANDS)
Current .................   $   (961)   $ (1,040)   $ (3,428)
Deferred ................     12,709     (39,714)     13,601
                            --------    --------    --------
          Total .........   $ 11,748    $(40,754)   $ 10,173
                            ========    ========    ========


         The credit in the current provision represents Section 29 tax credits (see Note 6 -- Related Party Transactions). As of December 31, 1999, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $43 million that may be used in future years to offset taxable income.

         The following is a reconciliation of statutory federal income tax expense (benefit) to the Company's income tax provision:


                                                                      YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                 1999          1998          1997
                                                               ---------     ---------     ---------
                                                                           (IN THOUSANDS)
Income (loss) before income taxes ..........................   $  36,369     $(113,440)    $  33,423
Statutory rate .............................................          35%           35%           35%
Income tax expense (benefit) computed at statutory rate ....      12,729       (39,704)       11,698
Reconciling items:
     Section 29 tax credits ................................        (961)       (1,040)       (1,200)
     Percentage depletion ..................................         (16)          (12)          (14)
     Other .................................................          (4)            2          (311)
                                                               ---------     ---------     ---------
Tax expense (benefit) ......................................   $  11,748     $ (40,754)    $  10,173
                                                               =========     =========     =========


         Deferred Income Taxes

         The components of net deferred tax liabilities pursuant to SFAS No. 109 for the years ended December 31, 1999 and 1998 primarily represent temporary differences related to depreciation of natural gas and oil properties.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         Review of Strategic Alternatives

         In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the sale of all or a portion of Houston Exploration. J.P. Morgan Securities Inc. was retained by KeySpan as financial advisor to assist in the strategic review on behalf of KeySpan. The Company's Board of Directors appointed a special committee comprised of outside directors to assist in the review process. The Company and the special committee retained Goldman, Sachs and Co. as financial advisor.

         On February 25, 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration was complete and that KeySpan plans to retain its equity interest in Houston Exploration for the foreseeable future.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         KeySpan Joint Venture

         In March 1999, the Company entered into a joint exploration agreement (the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Either party may terminate the KeySpan Joint Venture at the end of the then current calendar quarter by giving thirty days prior written notice. Houston Exploration is the joint venture manager and operator. Effective January 1, 1999, KeySpan agreed to commit up to $100 million per calendar year and Houston Exploration agreed to commit its proportionate share of the funds per calendar year necessary to fund a joint exploration and development drilling program. Houston Exploration contributed all of its undeveloped offshore leases as of January 1, 1999 to the joint venture. KeySpan will receive 45% of Houston Exploration's working interest in all prospects to be drilled under the program. Revenues will be shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture. During the year ended December 31, 1999, KeySpan incurred approximately $35.6 million in drilling costs and the Company received approximately $4.8 million in general and administrative reimbursements pursuant to the KeySpan Joint Venture.

         On February 25, 2000, the Company and KeySpan agreed to amend the joint exploration agreement. The amendment will be effective January 1, 2000 and will provide a commitment by KeySpan for the year 2000 of approximately $30 million and a reduction to the amount the Company will receive during 2000 for general and administrative expense reimbursements. The $30 million commitment will include approximately $18 million for exploratory drilling, $10 million for development and the balance for general and administrative reimbursements.

         Subordinated KeySpan Facility. (See Note 2 -- Long-Term Debt and Notes and Note 12 -- Subsequent Events).

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect for the years ended December 31, 1999, 1998 and 1997 was a reduction to income tax expense of approximately $1.0 million, $1.0 million and $1.2 million, respectively, representing benefits received from the Section 29 tax credits.

         Employment Contracts

         Prior to the IPO the Company maintained an employment agreement (the "Initial Employment Agreement") with its President and Chief Executive Officer, Mr. James G. Floyd, which provided him with the option to participate in up to a 5% working interest in certain prospects of the Company. During 1999, 1998 and 1997,

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


affiliates of the Company's President paid $2.5 million, $2.7 million and $3.3 million, respectively, in costs and expenses attributable to working interests owned in properties operated by the Company, and received $4.7 million, $4.7 million and $3.9 million, respectively, in distributions attributable to such working interests.

         The Initial Employment Agreement also provided for the assignment to the Company's President of a 2% net profits interest in all prospects of the Company and a 6.75% after program-payout working interest. In addition, the employment agreement provided for the assignment to certain key employees designated by the Company's President of an overriding royalty interest equivalent in the aggregate to a 4% percent net revenue interest in certain properties acquired by the Company. No assignments were made subsequent to the year ended December 31, 1995. Upon completion of the IPO, the Initial Employment Agreement was terminated and replaced with a new employment agreement, which does not provide the Company's President with the option to participate in prospects of the Company or to receive or grant assignments or after program-payout working interests. In addition to the Company's President, certain other key employees of the Company entered into employment agreements upon completion of the IPO.

         Pursuant to the Initial Employment Agreement, the Company's President and his affiliates opted to acquire a 5% working interest in the Charco Field properties acquired by the Company in July 1996 and the right to participate with a 5% working interest in any future wells drilled by the Company in the Charco Field. The Company loaned its President the $3.1 million purchase price for his purchase of a 5% working interest in the Charco Field properties acquired by the Company. In addition, the Company agreed to loan its President, on a revolving basis, the amounts required to fund the expenses attributable to his working interest. The Company's President is required to repay amounts owed under the loan in the amount of 65% of all distributions received in respect to such working interest, as distributions are received. Amounts outstanding under such loan bear interest at an interest rate equal to the Company's cost of borrowing under the Credit Facility. Obligations under the agreement are secured by a pledge of the President's working interest in, and the production from, such properties. As of December 31, 1999 and 1998, the outstanding balance owed by the Company's President under the loan agreement was $2.8 million and $3.5 million, respectively. The loan will mature on July 2, 2006.

         In January 2000, the Company and Mr. Floyd agreed to exchange all of the working interests and net profits interests Mr. Floyd had acquired in properties of the Company pursuant to the Initial Employment Agreement for an overriding royalty interest in those same properties. The exchange, which will be effective October 1, 1999, will be structured such that the net present value to be earned by the Company and Mr. Floyd would be approximately the same regardless of the nature of Mr. Floyd's participation in the earning from such properties. As of October 1, 1999, the net present value, discounted at 10%, of the properties to be exchanged was approximately $13.5 million. Mr. Floyd will continue to paydown outstanding borrowings on his loan with the Company from monthly proceeds received from his overriding royalty interests in the Charco Field. The loan will be secured by Mr. Floyd's overriding royalty interests in the Charco Field properties.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- EMPLOYEE BENEFIT PLANS

         401(k) Profit Sharing Plan

         The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") for its employees. Under the 401(k) Plan, eligible employees may elect to have the Company contribute on their behalf up to 15% of their base compensation (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended) on a before tax basis. The Company makes a matching contribution of $1.00 for each $1.00 of employee deferral, subject to limitations imposed by the 401(k) Plan and the Internal Revenue Service. The amounts contributed under the 401(k) Plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. An employee's salary deferral contributions under the 401(k) Plan are 100% vested. The Company's matching contributions vest at the rate of 20% per year of service. Participants are entitled to payment of their vested account balances upon termination of employment. The Company made contributions to the 401(k) Plan of $0.2 million in each of the three years ended December 31, 1999, 1998 and 1997.

         Supplemental Executive Plan

         The Company maintains an unfunded, non-qualified Supplemental Executive Retirement Plan (the "SERP"). Currently, the only beneficiary is the Company's President and Chief Executive Officer. The SERP provides that if the executive remains with the Company until age 65, upon his retirement on or after age 65, the executive will be paid $100,000 per year for life. If, after retirement, the executive predeceases his spouse, 50% of the executive's SERP benefit will continue to be paid to the executive's surviving spouse for her life. The Company accrued $123,000 for each of the years ended December 31, 1999, 1998 and 1997 related to the SERP.

NOTE 8 -- HEDGING CONTRACTS

         Interest Rate Swap Agreements.

         The fair values are obtained from the financial institutions that are counterparties to the transactions. These values represent the estimated amount the Company would pay or receive to terminate the agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company's interest rate swap agreements are off balance sheet transactions and, accordingly, no respective carrying amounts for these transactions are included in the accompanying consolidated balance sheets. As of December 31, 1999, the Company had no interest rate swaps in place. At December 31, 1998, the Company had one interest rate swap agreement to exchange the differential between the fixed rate of 6.025% and a market LIBOR rate using an aggregate notional principal of $30.0 million over various 90-day periods from November 1998 through November 1999. As of December 31, 1998, the estimated fair value of the interest rate swap agreements was $0.4 million, in a payable position.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Natural Gas Price Swaps, Options and Collars

         As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its production for 2000 as follows:


                      FIXED PRICE SWAPS                     COLLARS                  FAIR VALUE
                    ----------------------     ----------------------------------   ------------
                            NYMEX                                  NYMEX
                     VOLUME       CONTRACT      VOLUME         CONTRACT PRICE
      PERIOD        (MMMBTU)       PRICE       (MMMBTU)      FLOOR       CEILING    ($ THOUSANDS)
------------------  --------      --------     --------    --------      --------   -------------
January 2000           --            --          1,860     $   2.55      $   3.65     $    394
February 2000          --            --          1,740     $   2.45      $   3.43     $    325
March 2000             --            --          1,860     $   2.35      $   3.11     $    313
April 2000             --            --            900     $   2.20      $   2.70     $     57
May 2000               --            --            930     $   2.20      $   2.70     $     57
June 2000              --            --            900     $   2.20      $   2.70     $     50
July 2000              --            --            930     $   2.20      $   2.70     $     42
August 2000            --            --            930     $   2.20      $   2.70     $     31
September 2000         --            --            900     $   2.20      $   2.70     $     20


         As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its production for 1999 as follows:


                      FIXED PRICE SWAPS                     COLLARS                  FAIR VALUE
                    ----------------------     ----------------------------------   ------------
                            NYMEX                                  NYMEX
                     VOLUME       CONTRACT      VOLUME         CONTRACT PRICE
      PERIOD        (MMMBTU)       PRICE       (MMMBTU)      FLOOR       CEILING    ($ THOUSANDS)
------------------  --------      --------     --------    --------      --------   -------------
January 1999           755      $    2.50         --            --            --      $    534
February 1999          355            --          280      $   2.40      $   2.90     $    126


         These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month or the NYMEX price on the final trading day of the month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. The Company is not required to make or receive any payment in connection with a collar transaction if the settlement price is between the floor and the ceiling. Fair market value is calculated for the respective months using prices derived from NYMEX futures contract prices existing at December 31, 1999 and 1998.

         The Company periodically enters into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to eliminate basis risk. Because substantially all of the

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's natural gas production is sold under spot contracts that have historically correlated with the NYMEX price, the Company believes that it has no material basis risk.

NOTE 9 -- SALES TO MAJOR CUSTOMERS

         The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the year ended December 31, 1999 to Adams Resources and Energy, Inc. (successor to H&N Gas Ltd.) (22.5%); for the year ended December 31, 1998 to H&N Gas Ltd. (27%) and Columbia Energy Services Corporation (12%); and for the year ended December 31, 1997 to H&N Gas Ltd. (38%). As is the nature of the exploration, development and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, the Company believes that the loss of any of the Company's major purchasers would not have a material adverse effect on the Company's operations.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

         Leases

         The Company has entered into certain noncancellable operating lease agreements relative to office space and equipment with various expiration dates through 2003. Minimum rental commitments under the terms of the leases are as follows (in thousands):


Year ended December 31,
2000................................................... $     392
2001...................................................       392
2002...................................................       460
2003...................................................       554
2004...................................................       323
Thereafter.............................................        --


         Net rental expense related to these leases was $0.3 million for each of the years ended December 31, 1999, 1998 and 1997.

NOTE 11 -- ACQUISITIONS

         West Cameron 587 Acquisition

         On November 1, 1999, the Company completed the acquisition of a 64% working interest in the West Cameron 587 Field (the "West Cameron 587 Acquisition") for $21 million in cash. The acquisition was financed by borrowings under the Credit Facility and represents interests in two undeveloped wells. Net proved undeveloped reserves for the natural gas and oil interests acquired are estimated at 21 Bcfe as of December 31, 1999.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Chevron Acquisition

         On November 30, 1998, the Company acquired from Chevron U.S.A. Inc. ("Chevron") a 100% working interest in Chevron's Mustang Island A-31 Field in the Gulf of Mexico (the "Chevron Acquisition"). The Mustang Island A-31 Field is comprised of three adjacent blocks: Mustang Island A-22, A-31 and A-32. At the time of acquisition, the field had nine producing wells and three platforms.
The net purchase price of $84.9 million was paid in cash, financed in part by borrowings under the KeySpan Facility.

         South Louisiana Acquisition

         In April 1998, the Company completed the first phase of its acquisition of certain natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in South Louisiana. The properties and acreage acquired are located primarily in the South Lake Arthur and Lake Pagie Fields, located primarily in Vermilion Parish and Terrebonne Parish, respectively, and at the time of acquisition contained 57 producing wells. The net purchase price of $53.2 million was paid in cash, financed with borrowings under the Company's Credit Facility. In October and November 1999, the Company completed the second phase of its South Louisiana Acquisition by purchasing additional working interests in approximately 25 wells located in the South Lake Arthur Field. The natural gas and oil properties acquired consisted solely of incremental working interests in properties in which the Company had previously acquired a working interest in April 1998. The combined net purchase price of $24.8 million was paid in cash, financed with borrowings under the Company's Credit Facility. The Company's working interests in these South Louisiana properties average between 50% and 60%.

NOTE 12 -- SUBSEQUENT EVENTS

         Review of Strategic Alternatives

         In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for KeySpan's investment in Houston Exploration. A full range of strategic transactions was considered including the sale of all or a portion of Houston Exploration. On February 25, 2000, the Company and KeySpan jointly announced that the strategic review process was complete and that KeySpan plans to retain its equity interest in Houston Exploration for the foreseeable future.

         KeySpan Facility

         On February 25, 2000, KeySpan announced its intention to convert the outstanding borrowings of $80 million under the KeySpan Facility into shares of common stock of the Company on March 31, 2000. The conversion price will be calculated by averaging the closing prices of the Company's common stock on the 20 consecutive trading days ending three trading days prior to March 31, 2000. The Company estimates that between 4 million and 5 million shares of its common stock will be issued to KeySpan and that KeySpan's ownership interest will increase from approximately 64% to approximately 70%. Once the planned conversion is complete, the KeySpan Facility will terminate and the Company will have no further borrowing capacity under the KeySpan Facility.

         KeySpan Joint Venture

         On February 25, 2000, the Company and KeySpan agreed to amend the KeySpan Joint Venture. The amendment will be effective January 1, 2000 and will provide a commitment by KeySpan for the year 2000 of approximately $30 million and a reduction to the amount the Company will receive during 2000 for general and administrative expense reimbursements. The $30 million commitment will include approximately $18 million for exploratory drilling, $10 million for development and the balance for general and administrative reimbursements.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Credit Facility

         Chase has completed its semi annual borrowing base redetermination for the Credit Facility and has recommended to the syndicate of lenders that the borrowing base be set at $210 million, effective March 29, 2000. The Company anticipates that the borrowing base will be set at $210 million. The new borrowing base will be equal to the Company's borrowing threshold amount which will be in effect from March 29, 2000 until the next scheduled redetermination on September 1, 2000. As of March 22, 2000, outstanding borrowings and letters of credit under the revolving bank credit facility have remained unchanged at $181.4 million.

NOTE 13-- SUPPLEMENTAL INFORMATION ON NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

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

         Capitalized Costs of Natural Gas and Oil Properties

         As of December 31, 1999, 1998 and 1997, the Company's capitalized costs of natural gas and oil properties are as follows:


                                                                          YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                    1999           1998            1997
                                                                ------------    -----------    ------------
                                                                                (IN THOUSANDS)
Unevaluated properties, not amortized.......................... $    164,377    $   145,317    $    104,075
Properties subject to amortization.............................      956,484        828,168         566,868
                                                                ------------    -----------    ------------
Capitalized costs..............................................    1,120,861        973,485         670,943
Accumulated depreciation, depletion and amortization...........     (512,465)      (438,974)       (229,776)
                                                                ------------    -----------    ------------
          Net capitalized costs................................ $    608,396    $   534,511    $    441,167
                                                                ============    ===========    ============


         The following is a summary of the costs (in thousands) which are excluded from the amortization calculation as of December 31, 1999, by year of acquisition. The Company is not able to accurately predict when these costs will be included in the amortization base; however, the Company believes that unevaluated properties at December 31, 1999 will be fully evaluated within five years.


1999................................. $ 29,894
1998.................................   66,148
1997.................................   30,691
Prior................................   37,644
                                      --------
                                      $164,377

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Costs incurred for natural gas and oil exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 1999, 1998 and 1997 include interest expense and general and administrative costs related to acquisition, exploration and development of natural gas and oil properties, of $17.4 million, $17.3 million and $13.1 million, respectively.


                                                                         YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1999              1998          1997
                                                                -----------      ------------   -----------
                                                                               (IN THOUSANDS)
Property acquisition:
  Unevaluated(1)............................................... $    10,337      $     33,803   $    16,613
  Proved.......................................................      37,105           162,083        24,007
Exploration costs..............................................      12,257            55,611        44,119
Development costs..............................................      87,965            51,046        59,244
                                                                -----------      ------------   -----------
          Total costs incurred................................. $   147,664      $    302,543   $   143,983
                                                                ===========      ============   ===========

---------------------------

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:


                                                            AS OF DECEMBER 31,
                                                -----------------------------------------
                                                   1999           1998           1997
                                                -----------    -----------    -----------
                                                              (IN THOUSANDS)
Future cash inflows .........................   $ 1,113,844    $   878,448    $   781,336
Future production costs .....................      (190,900)      (153,567)      (135,437)
Future development costs ....................      (120,071)      (103,915)       (84,658)
Future income taxes .........................      (155,641)       (89,032)      (124,510)
                                                -----------    -----------    -----------
Future net cash flows .......................       647,232        531,934        436,731
10% annual discount for estimated timing of
cash flows ..................................      (178,007)      (135,874)      (121,351)
                                                -----------    -----------    -----------
Standardized measure of discounted future net
  cash flows ................................   $   469,225    $   396,060    $   315,380
                                                ===========    ===========    ===========


         Discounted future cash inflows include the effect of hedges in place at year end December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998 the effect of the hedges in place is an increase of $1.3 million and $0.4 million, respectively to future cash inflows. As of December 31, 1997, the effect of the hedges in place is a reduction to future cash inflows of $0.5 million.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes changes in the standardized measure of discounted future net cash flows:


                                                                        AS OF DECEMBER 31,
                                                               -----------------------------------
                                                                 1999         1998         1997
                                                               ---------    ---------    ---------
                                                                         (IN THOUSANDS)
Beginning of the year ......................................   $ 396,060    $ 315,380    $ 452,582
Revisions to previous estimates:
  Changes in prices and costs ..............................      47,330     (104,137)    (223,169)
  Changes in quantities ....................................      51,375       (4,982)     (23,156)
  Changes in future development costs ......................     (25,730)      (6,656)     (20,499)
Development costs incurred during the period ...............      40,563       15,891       16,154
Extensions and discoveries, net of related costs ...........      91,383       72,333      114,893
Sales of natural gas and oil, net of production costs ......    (126,730)    (105,958)     (97,968)
Accretion of discount ......................................      41,293       37,706       57,700
Net change in income taxes .................................     (43,572)      44,812       62,733
Purchase of reserves in place ..............................      20,973      156,122        2,463
Sale of reserves in place ..................................      (2,194)        (863)        (608)
Production timing and other ................................     (21,526)     (23,588)     (25,745)
                                                               ---------    ---------    ---------
End of year ................................................   $ 469,225    $ 396,060    $ 315,380
                                                               =========    =========    =========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ESTIMATED NET QUANTITIES OF NATURAL GAS AND OIL RESERVES (UNAUDITED)

         The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves (all within the United States) at the end of each of the three years in the period ended December 31, 1999, 1998 and 1997.


                                                      NATURAL GAS                  CRUDE OIL AND CONDENSATE
                                                        (MMCF)                             (MBBLS)
                                           --------------------------------    --------------------------------
                                             1999        1998        1997        1999        1998        1997
                                           --------    --------    --------    --------    --------    --------
Proved developed and
  undeveloped  reserves: ...............    470,447     330,601     320,474       1,650       1,077       1,131
Revisions of previous estimates ........     45,510      (4,656)    (18,743)        237        (105)        (62)
Extensions and discoveries .............     62,700      67,272      75,651         909         249         184
Production .............................    (69,679)    (61,479)    (50,310)       (258)       (225)       (171)
Purchase of reserves in place ..........     20,699     139,994       3,778           1         665           1
Sales of reserves in place .............     (3,492)     (1,285)       (249)        (69)        (11)         (6)
                                           --------    --------    --------    --------    --------    --------
End of year ............................    526,185     470,447     330,601       2,470       1,650       1,077
                                           ========    ========    ========    ========    ========    ========
Proved developed reserves:
Beginning of year ......................    369,931     256,632     236,544       1,498         914       1,013
End of year ............................    397,343     369,931     256,632       1,796       1,498         914


NOTE 14-- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected unaudited quarterly data is shown below:


                                                             1ST         2ND         3RD         4TH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                          ---------   ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Total revenues ........................................   $  26,865   $  35,137   $  42,477   $  47,248
Income from operations ................................       3,817      10,725      16,194      18,940
Net income ............................................         746       5,189       8,528      10,158

Net income per share ..................................   $    0.03   $    0.22   $    0.36   $    0.42
Net income per share-- assuming dilution ..............   $    0.03   $    0.21   $    0.32   $    0.38

1998
Total revenues ........................................   $  33,084   $  35,511   $  30,853   $  28,799
Income (loss) from operations(1) ......................       7,208       8,700       3,927    (128,678)
Net income (loss) from operations(1) ..................       4,723       5,306       2,003     (84,718)

Net income (loss) per share ...........................   $    0.20   $    0.22   $    0.08   $   (3.55)
Net income (loss) per share-- assuming dilution .......   $    0.20   $    0.22   $    0.08   $   (3.55)

---------------------------

(1) Includes a fourth quarter 1998 non-cash charge for the writedown in the carrying value of natural gas and oil properties of $130.0 million, $84.5 million after taxes, as required under full cost accounting rules. See Note 1 -- Natural Gas and Oil Properties.

                                INDEX TO EXHIBITS


EXHIBITS                                      DESCRIPTION
--------                                      -----------
3.1            --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 001-11899) and incorporated by reference herein).
3.2            --   Restated Bylaws (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for
                    the quarterly period ended June 30, 1997 (File No. 001-11899) and incorporated by reference herein).
10.1(2)        --   Employment Agreement dated July 2, 1996 between The Houston Exploration Company and
                    James G. Floyd (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-4437) and incorporated by reference herein).
10.2(2)        --   Employment Agreement dated July 2, 1996 between The Houston Exploration Company and
                    Randall J. Fleming (filed as Exhibit 10.9 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.3(2)        --   Employment Agreement dated July 2, 1996 between The Houston Exploration Company and
                    Thomas W. Powers (filed as Exhibit 10.10 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.4(2)        --   Employment Agreement dated July 2, 1996 between The Houston Exploration Company and
                    James F. Westmoreland (filed as Exhibit 10.11 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.5           --   Registration Rights Agreement dated as of July 2, 1996 between The Houston Exploration
                    Company and THEC Holdings Corp. (filed as Exhibit 10.13 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.6           --   Registration Rights Agreement between The Houston Exploration Company and Smith
                    Offshore Exploration Company (filed as Exhibit 10.15 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.7(2)        --   Registration Rights Agreement dated as of September 25, 1996 between The Houston
                    Exploration Company and James G. Floyd (filed as Exhibit 10.22 to the Company's
                    Registration Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.8(2)        --   Supplemental Executive Pension Plan (filed as Exhibit 10.23 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-4437) and incorporated by reference herein).
10.9(2)        --   Employment Agreement, dated September 19, 1996, between The Houston Exploration
                    Company and Charles W. Adcock (filed as Exhibit 10.26 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1996 (File No. 001-11899)
                    and incorporated by reference herein).
10.10(2)       --   Form of Letter Agreement from The Houston Exploration Company to each of James G.
                    Floyd, Randall J. Fleming, Thomas W. Powers, Charles W. Adcock, James F. Westmoreland
                    and Sammye L. Dees evidencing grants of Phantom Stock Rights effective as of December
                    16, 1996 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11899) and incorporated by reference herein).
10.11(2)       --   Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
                    001-11899) and incorporated by reference herein).
10.12          --   Indenture, dated as of March 2, 1998, between The Houston Exploration Company and The
                    Bank of New York, as Trustee, with respect to the 85/8% Senior Subordinated Notes Due
                    2008 (including form of 85/8% Senior Subordinated Note Due 2008) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-
                    50235)).
10.13(2)       --   Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899)
                    and incorporated by reference herein).

                                INDEX TO EXHIBITS


EXHIBITS                                      DESCRIPTION
--------                                      -----------
10.14(2)         -- Employment Agreement dated May 1, 1998 between The Houston Exploration Company and
                    Thomas E. Schwartz (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended March 31, 1998 (File No. 001-11899) and incorporated by reference herein).
10.15            -- Subordinated Loan Agreement dated November 30, 1998 between The Houston Exploration
                    Company and MarketSpan Corporation d/b/a KeySpan Energy Corporation (filed as Exhibit
                    10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference herein).
10.16            -- Subordination Agreement dated November 25, 1998 entered into and among MarketSpan
                    Corporation d/b/a KeySpan Energy Corporation, The Houston Exploration Company and
                    Chase Bank of Texas, National Association (filed as Exhibit 10.31 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1998 (File No. 001-11899) and incorporated by reference herein).
10.17(1)            -- First Amendment to Subordinated Loan Agreement and
                    Promissory Note between KeySpan Corporation and The Houston
                    Exploration Company dated effective as of October 27, 1999.
10.18            -- Exploration Agreement between The Houston Exploration Company and KeySpan
                    Exploration and Production, L.L.C., dated March 15,1999, (filed as Exhibit 10.1 to the
                    Company's Quarterly  Report on Form 10-Q for the quarter ended March 31, 1999 (File No.
                    001-11899) and incorporated by reference herein).
10.19(1)         -- First Amendment to the Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C. dated November 3, 1999.
10.20            -- Amended and Restated Credit Agreement among The Houston Exploration Company and
                    Chase Bank of Texas, National Association, as agent, dated March 30,1999, (filed as Exhibit
                    10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
                    (File No. 001-11899) and incorporated by reference herein).
10.21            -- First Amendment and Supplement to Amended and Restated Credit Agreement dated May 4,
                    1999 by and among The Houston Exploration Company and Chase Bank of Texas, National
                    Association, as agent, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-
                    Q for the quarter ended June 30, 1999 (File No. 001-11899) and incorporated by reference herein).
10.22            -- Second Amendment to Amended and Restated Credit Agreement between The Houston
                    Exploration Company and Chase Bank of Texas, National Association, as agent, dated
                    October 6, 1999, (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 1999 (File No. 001-11899) and incorporated by reference herein).
10.23(1)         -- Third Amendment and Supplement to Amended and Restated
                    Credit Agreement between The Houston Exploration Company and
                    Chase Bank of Texas, National Association, as agent, dated
                    December 9, 1999.
10.24(1)(2)      -- 1999 Non-Qualified Stock Option Plan dated October 26, 1999.
10.25(1)(2)      -- Change of Control Plan dated October 26, 1999.
12.1(1)          -- Computation of ratio of earnings to fixed charges.
21.1(1)          -- Subsidiaries of the Company.
23.1(1)          -- Consent of Arthur Andersen LLP.
23.2(1)          -- Consent of Netherland, Sewell & Associates.
23.3(1)          -- Consent of Miller and Lents.
27.1(1)          -- Financial Data Schedule.

---------------------------

(1)      Filed herewith.
(2)      Management contract or compensation plan.