Form 10-Q
period 2000-03-31
HOUSTON EXPLORATION CO
filed 2000-05-02
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     --------------------------------------



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

         As of May 2, 2000, 29,008,797 shares of Common Stock, par value $.01 per share, were outstanding.



================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS ......................................................    3

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999 ......................    4

         Consolidated Statements of Operations -- Three Months Ended March 31, 2000 and 1999 ......    5

         Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2000 and 1999 ......    6

         Notes to the Consolidated Financial Statements ...........................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................   16

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c)  Recent Sales of Unregistered Securities .............................................   18

Item 6.  Exhibits and Reports on Form 8-K .........................................................   18

SIGNATURES ........................................................................................   19

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2000           1999
                                                                                  ----------    ------------
                                                                                  (UNAUDITED)
ASSETS:
Cash and cash equivalents .....................................................   $    3,412    $     15,502
Accounts receivable ...........................................................       45,085          34,917
Accounts receivable -- Affiliate ..............................................        8,058          12,315
Inventories ...................................................................          969           1,077
                                                                                  ----------    ------------
Prepayments and other .........................................................        1,082           4,084
                                                                                  ----------    ------------
         Total current assets                                                         61,716          64,785
Natural gas and oil properties, full cost method
  Unevaluated properties ......................................................      169,050         164,377
  Properties subject to amortization ..........................................      983,684         956,484
Other property and equipment ..................................................        9,776           9,744
                                                                                  ----------    ------------
                                                                                   1,162,510       1,130,605
Less: Accumulated depreciation, depletion and amortization ....................     (541,247)       (520,489)
                                                                                  ----------    ------------
                                                                                     621,263         610,116
Other assets ..................................................................        3,758           3,582
                                                                                  ----------    ------------
         TOTAL ASSETS .........................................................   $  686,737    $    678,483
                                                                                  ==========    ============

LIABILITIES:
Accounts payable and accrued expenses .........................................   $   53,383    $     56,004
Subordinated note -- Affiliate ................................................           --          80,000
                                                                                  ----------    ------------
         Total current liabilities ............................................       53,383         136,004

Long-term debt and notes ......................................................      279,000         281,000
Deferred federal income taxes .................................................       48,158          43,736
Other deferred liabilities ....................................................          157             153
                                                                                  ----------    ------------
         TOTAL LIABILITIES ....................................................      380,698         460,893

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000 shares authorized and 29,008,797 shares issued and outstanding at March 31, 2000 and 23,923,020 shares issued and
outstanding at December 31, 1999, respectively ................................          290             239
Additional paid-in capital ....................................................      311,319         231,370
Retained earnings (deficit) ...................................................       (5,570)        (14,019)
                                                                                  ----------    ------------
         TOTAL STOCKHOLDERS' EQUITY ...........................................      306,039         217,590
                                                                                  ----------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $  686,737         678,483
                                                                                  ==========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                     2000               1999
                                                                   ---------          ---------
                                                                            (UNAUDITED)
REVENUES:
  Natural gas and oil revenues .................................   $  48,918          $  26,520
  Other ........................................................         430                345
                                                                   ---------          ---------
          Total revenues .......................................      49,348             26,865
OPERATING EXPENSES:
  Lease operating ..............................................       6,377              3,962
  Severance tax ................................................       1,606                999
  Depreciation, depletion and amortization .....................      20,757             17,057
  General and administrative, net ..............................       2,189              1,030
                                                                   ---------          ---------
          Total operating expenses .............................      30,929             23,048

Income from operations .........................................      18,419              3,817

Strategic review expenses ......................................       1,752                 --
Interest expense, net ..........................................       4,021              3,021
                                                                   ---------          ---------

Income before income taxes .....................................      12,646                796

Provision for federal income taxes .............................       4,197                 50
                                                                   ---------          ---------

NET INCOME .....................................................   $   8,449          $     746
                                                                   =========          =========

Net income per share ...........................................   $    0.35          $    0.03
                                                                   =========          =========
Net income per share -- assuming dilution ......................   $    0.35          $    0.03
                                                                   =========          =========

Weighted average shares outstanding ............................      23,979             23,895
Weighted average shares outstanding -- assuming dilution .......      24,102             23,959



              The accompanying notes are an integral part of these
                       consolidated financial statements

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2000              1999
                                                                                ----------        ----------
                                                                                         (UNAUDITED)
OPERATING ACTIVITIES:
Net income ..................................................................   $    8,449        $      746
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ..................................       20,757            17,057
  Deferred income tax expense ...............................................        4,422               276
  Changes in operating assets and liabilities:
     Increase in accounts receivable ........................................       (5,911)           (5,125)
     Increase in inventories ................................................         (108)              (10)
     Increase in prepayments and other ......................................       (3,002)             (198)
     Increase in other assets and liabilities ...............................         (172)             (362)
     Increase (decrease) in accounts payable and accrued expenses ...........       (2,621)            6,284
                                                                                ----------        ----------
Net cash provided by operating activities ...................................       21,814            18,668

INVESTING ACTIVITIES:
Investment in property and equipment ........................................      (31,904)          (28,367)
                                                                                ----------        ----------
Net cash used in investing activities .......................................      (31,904)          (28,367)

FINANCING ACTIVITIES:
Proceeds from long term borrowings ..........................................        2,000            12,000
Repayments of long term borrowings ..........................................       (4,000)           (5,000)
Proceeds from issuance of common stock ......................................           --                 2
                                                                                ----------        ----------

Net cash provided by (used in) financing activities .........................       (2,000)            7,002

Decrease in cash and cash equivalents .......................................      (12,090)           (2,697)

Cash and cash equivalents, beginning of period ..............................       15,502             4,645
                                                                                ----------        ----------

Cash and cash equivalents, end of period ....................................   $    3,412        $    1,948
                                                                                ==========        ==========

Cash paid for interest ......................................................   $   10,092        $    7,351
                                                                                ==========        ==========

Cash paid for taxes .........................................................   $       --        $       --
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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became a subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of March 31, 2000, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 70% of the outstanding shares of Houston Exploration's common stock. KeySpan is a diversified energy provider that (i) distributes natural gas to a customers in the New Yorker City boroughs and Long Island areas; (ii) is contracted by Long Island Power Authority to manage electricity service to customers in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at March 31, 2000 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1999 is derived from the December 31, 1999 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Reclassifications and Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's most significant financial estimates are based on remaining proved natural gas and oil reserves. Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates. Certain reclassifications of prior year items have been made to conform with current year presentation.

         Net Income Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   2000                  1999
                                                              ---------------        -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Net income ......................................   $         8,449        $         746
                                                              ===============        =============

          Weighted average shares outstanding .............            23,979               23,895
          Add:  dilutive securities .......................
                Options ...................................               123                   64
                                                              ---------------        -------------
          Total weighted average shares outstanding and
            dilutive securities ...........................            24,102               23,959
                                                              ===============        =============

          Net income per share ............................   $          0.35        $        0.03
                                                              ===============        =============
          Net income per share -- assuming dilution .......   $          0.35        $        0.03
                                                              ===============        =============

         The computation of diluted EPS for the three months ended March 31, 1999 did not assume the conversion of the KeySpan Facility as its inclusion would have been antidilutive. See Note 4 -- Related Party Transactions.

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                               MARCH 31, 2000   DECEMBER 31, 1999
                                                               --------------   -----------------
                                                                          (IN THOUSANDS)
          SENIOR DEBT:
          Bank revolving credit facility, due 2003 ..........  $      179,000   $         181,000
          SUBORDINATED DEBT:
          8 5/8% Senior Subordinated Notes, due 2008 ........         100,000             100,000
                                                               --------------   -----------------
              Total long-term debt and notes ................  $      279,000   $         281,000
                                                               ==============   =================


         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At March 31, 2000, the quoted market value of the

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company's $100 million of 8 5/8% Senior Subordinated Notes was 96% of the $100 million carrying value or $96 million.

         Credit Facility

         The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At March 31, 2000, the Company's borrowing base was $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At March 31, 2000, $179 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to March 31, 2000, the Company borrowed an additional $2 million under the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $181.4 million as of May 2, 2000.

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

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of March 31, 2000, the Company was in compliance with all such covenants.

         Senior Subordinated Notes

         On March 2, 1998, the Company issued $100 million of 8 5/8% senior subordinated notes (the "Notes") due January 1, 2008. The Notes bear interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, at any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 -- COMMITMENTS AND CONTINGENCIES

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse affect on the financial position or results of operations of the Company.

NOTE 4 -- RELATED PARTY TRANSACTIONS

         KeySpan Facility

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. On March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The KeySpan Facility, including the conversion, was approved by the Company's stockholders at the Company's 1999 annual meeting held April 27, 1999. Borrowings bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. For the three months ended March 31, 2000 and 1999, the Company incurred $1.5 million and $1.3 million, respectively, in interest and fees to KeySpan. The KeySpan Facility terminated at conversion and the Company has no further borrowing capacity under the facility. As a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 70%.

         KeySpan Joint Venture

         In March 1999, the Company entered into a joint exploration agreement (the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Either party may terminate the KeySpan Joint Venture at the end of the then current calendar quarter by giving thirty days prior written notice. Houston Exploration is the joint venture manager and operator. KeySpan receives 45% of Houston Exploration's working interest in all prospects drilled under the program. Revenues are shared 55% Houston Exploration and 45% KeySpan. During the term of the KeySpan Joint Venture, KeySpan pays 100% of actual intangible drilling costs up to a maximum of $20.7 million per year. All additional intangible drilling costs incurred during such year are paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture.

         For the year 2000, KeySpan has agreed to commit approximately $30 million for a 2000 drilling program under the terms of the KeySpan Joint Venture, as amended. The $30 million commitment will include approximately $18 million for exploratory drilling, $10 million for development and the balance for general and administrative reimbursements. During the three months ended March 31, 2000 and 1999, KeySpan incurred approximately $12.5 and $4.2, respectively, in drilling costs and the Company received approximately $0.6 million and $1.1 million, respectively, in general and administrate reimbursements.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of KeySpan certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under
Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect for both of the three month periods ended March 31, 2000 and 1999 was a $0.2 million reduction to income tax expense, representing benefits received from the
Section 29 tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months ended March 31, 2000 and 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         Recent Developments

         In September 1999, the Company and KeySpan, the Company's majority stockholder, jointly announced their intention to review strategic alternatives for Houston Exploration. A full range of strategic transactions was considered including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the Company jointly announced that they had concluded their review of strategic alternatives for Houston Exploration. KeySpan also announced that it planned to retain its equity position in Houston Exploration for the foreseeable future.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                    THREE MONTHS ENDED MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
   PRODUCTION:
       Natural gas (MMcf)........................         19,344          16,135
       Oil (MBbls)...............................             75              55
       Total (MMcfe).............................         19,794          16,465

   AVERAGE SALES PRICES:
       Natural gas (per Mcf) realized(1).........   $       2.43    $        1.61
       Natural Gas (per Mcf) unhedged............           2.41             1.61
       Oil (per Bbl).............................          26.23            10.51

   EXPENSES (PER MCFE):
       Lease operating...........................   $       0.32    $        0.24
       Severance tax.............................           0.08             0.06
       Depreciation, depletion and amortization..           1.05             1.04
       General and administrative, net...........           0.11             0.06


---------------------

(1)   Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Production. Houston Exploration's production increased 20% from 16,465 million cubic feet equivalent, or MMcfe for the three months ended March 31, 1999 to 19,794 MMcfe for the three months ended March 31, 2000. The increase in production was primarily attributable to newly developed production offshore at Mustang A-31 and West Cameron 76 and onshore at the Charco Field, combined with the resumption of production in late March 1999 at High Island 38 which experienced a gravel pack failure in August of 1998. Offshore production increased a total of 40% or 27 MMcfe/day from 67MMcfe/day during the first quarter of 1999 to 94 MMcfe/day during the first quarter of 2000. Production at the Charco Field increased 14% or 10 MMcfe/day from 74 MMcfe/day during the first quarter of 1999 to 84 MMcfe/day during the first quarter of 2000 and reflects the impact of curtailment of drilling during the fourth quarter of 1998 due to low natural gas prices.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 84% from $26.5 million for the three months ended March 31, 1999 to $48.9 million for the three months ended March 31, 2000 as a result of the 20% increase in production combined with a 51% increase in average realized natural gas prices, from $1.61 per Mcf for the three months ended March 31, 1999 to $2.43 per Mcf for the three months ended March 31, 2000.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $2.43 per Mcf for the three months ended March 31, 2000, which was 101% of the average unhedged natural gas price of $2.41 that otherwise would have been received, resulting in a $0.3 million increase in natural gas and oil revenues during the first three months of 2000. For the corresponding three month period of 1999, the average realized gas price of $1.61 was equal to the average unhedged natural gas price and as a result, natural gas and oil revenues were reduced only slightly by $0.1 million during the first quarter of 1999.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 60% from $4.0 million for the three months ended March 31, 1999 to $6.4 million for the three months ended March 31, 2000. On an Mcfe basis, lease operating expenses increased from $0.24 for the first three months of 1999 to $0.32 for the first three months of 2000. The increase in both the lease operating expenses and lease operating expense on a per unit basis is primarily a result of the continued expansion of the Company's operations combined with higher service costs across the industry. In addition, first quarter 2000 lease operating expenses include approximately $1.3 million for offshore well stimulation. Severance tax, which is a function of volume and revenues generated from onshore production, increased 60% from $1.0 million for the three months ended March 31, 1999 to $1.6 million for the three months ended March 31, 2000. On an Mcfe basis, severance tax increased from $0.06 per Mcfe, for the first three months of 1999 to $0.08 per Mcfe, for the first three months of 2000. The increase in severance tax expense and severance tax per Mcfe is due to higher natural gas prices received during the first three months of 2000 as compared to prices received during the first three months of 1999 and an increase in production.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 22% from $17.1 million for the three months ended March 31, 1999 to $20.8 million for the three months ended March 31, 2000. Depreciation, depletion and amortization expense per Mcfe increased slightly by 1% from $1.04 for the three months ended March 31, 1999 to $1.05 for the corresponding three months in 2000. The increase in depreciation, depletion and amortization expense reflects the 20% increase in production during the first quarter of 2000 as compared to the first quarter of 1999 combined with the slight increase in the depletion rate. The slightly higher rate is a result of a higher level of capital spending during the first quarter of 2000 as compared to the first quarter of 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $1.2 million and $0.9 million, for the three months ended March 31, 1999 and 2000, respectively, increased 120% from $1.0 million for the three months ended March 31, 1999 to $2.2 for the three months ended March 31, 2000. Included in reimbursements received from working interest owners were reimbursements totaling $1.1 million for the first three months of 1999 and $0.6 million for the corresponding period of 2000 received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). For the year 2000, the Company and KeySpan agreed to reduce the amount of the general and administrative reimbursements the Company will receive to a maximum of $625,000 per quarter. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.2 million and $2.2 million, respectively, for the three months ended March 31, 1999 and 2000. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the first three months of 2000 as compared to the corresponding period of 1999. Aggregate general and administrative expenses were higher during the first three months of 2000 primarily as a result of an increase in incentive compensation and benefit related expenses. On an Mcfe basis, general and administrative expenses increased 83% from $0.06 for the three months ended March 31, 1999 to $0.11 for the three months ended March 31, 2000. The higher rate per Mcfe during the first three months of 2000 reflects the increase in aggregate general and administrative expenses and the effect of the reduction in the reimbursements received pursuant to the KeySpan Joint Venture.

         Strategic Review Expenses. During the first quarter of 2000, the Company recorded $1.8 million for expenses incurred in the review of strategic alternatives for the Company. In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration was complete. KeySpan also announced that it planned to retain its equity position in Houston Exploration for the foreseeable future.

         Interest Expense, Net. Interest expense, net of capitalized interest, increased 33% from $3.0 million for the three months ended March 31, 1999 to $4.0 million for the three months ended March 31, 2000. Capitalized interest increased from $2.8 million for the first three months of 1999 to $3.3 million for the first three months of 2000. The increase in aggregate interest expense was attributable to higher average debt levels combined with higher interest rates during the first three months of 2000 as compared to the corresponding period of 1999.

         Income Tax Provision. The provision for income taxes decreased from an expense of $0.05 million for the first three months of 1999 to an expense of $4.2 million for the first three months of 2000. The increase in income tax expense for the three months ended March 31, 2000 as compared to the corresponding period of 1999 is due to the increase in pretax income for the three months ended March 31, 2000 as a result of higher natural gas prices and an increase in production, offset in part by higher operating and interest expenses and the strategic review expenses.

         Operating Income and Net Income. Although operating expenses increased 34%, the 20% increase in production and the 51% increase in natural gas prices was significant enough to cause operating income to increase 384% from $3.8 million during the first quarter of 1999 to $18.4 million during the first quarter of 2000. Net income increased from $0.7 million for the three months ended March 31, 1999 to $8.4 million for the three months ended March 31, 2000 and reflects the inclusion of $1.8 million ($1.2 million net of tax) in expenses for review of strategic alternatives for the Company. Absent the strategic review expenses, net income of the first quarter of 2000 would have been $9.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, equity capital from KeySpan as well as public sources, public debt and bank borrowings. On March 31, 2000, the Company converted $80 million in outstanding borrowings under a revolving credit facility established in November 1998 with KeySpan (the "KeySpan Facility") into 5,085,177 shares of common stock of the Company at a conversion price of $15.732 per share. The KeySpan Facility was terminated at conversion and as a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 70% as of March 31, 2000.

         Cash Flows From Operations. As of March 31, 2000, the Company had working capital of $8.3 million and $30.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the three months ended March 31, 2000 was $21.8 million compared to $18.7 million for the three months ended March 31, 1999. The increase in working capital during the first three months of 2000 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in drilling activity combined with an increase in operating costs. The Company's cash position decreased during the first three months of 2000 by a net paydown of borrowings under it revolving bank credit facility of $2 million. Funds used in investing activities consisted of $31.9 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $12.1 million from $15.5 million at December 31, 1999 to $3.4 million at March 31, 2000.

         Capital Expenditures. During the first quarter of 2000, the Company invested a total of $31.9 million in natural gas and oil properties. This included $4.5 million for exploration, $19.5 million for development drilling, workovers and construction of platforms and pipelines and $7.9 million for leasehold and leasehold acquisition costs. The Company's capital expenditure budget for 2000 has been set at $125 million which includes an estimated $15 million for exploration, $90 million for development and facility construction and $20 million for leasehold and leasehold acquisition costs. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. The capital expenditure budget includes development costs associated with recent discoveries and newly acquired properties and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2000. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its revolving bank credit facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Under the terms of the joint exploration agreement between KeySpan and the Company, as amended, (the "KeySpan Joint Venture"), KeySpan has agreed to commit approximately $30 million during 2000 to drill approximately six offshore exploratory wells and to complete the development and facility installation of the six successful wells drilled under the KeySpan Joint Venture during 1999. During the first quarter of 2000, KeySpan spent approximately $12.4 and together with the Company, completed the drilling of three successful exploratory wells, two of which were in progress at December 31, 1999 and two unsuccessful wells, of which one was an exploratory well and one was a development well.

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

         Capital Structure

         Credit Facility. The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At March 31, 2000, the borrowing base was $210 million which will remain in effect until the next scheduled semi-annual redetermination on September 1, 2000. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At March 31, 2000, $179 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to March 31, 2000, the Company borrowed an additional $2 million under the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $181.4 million as of May 2, 2000.

         Senior Subordinated Notes. On March 2, 1998, the Company issued $100 million of 8 5/8% Senior Subordinated Notes (the "Notes") due January 1, 2008. The Notes bear interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium if the Notes are redeemed prior to January 1, 2006. Notwithstanding the foregoing, at any time prior to January 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of any equity offering, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), the Company will be required to offer to purchase the Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all existing and future senior debt, including the Credit Facility, and rank senior or equal in right of payment to all existing and future subordinated indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As of May 2, 2000, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of March 2000 was 6,522 MMcf (6,743 million British thermal units, or MMMbtu).

                                                     COLLARS
                                  ----------------------------------------------
                                                            NYMEX
                                    VOLUME               CONTRACT PRICE
               PERIOD              (MMMBTU)      AVERAGE FLOOR   AVERAGE CEILING
         ------------------       -----------    -------------   ---------------
         April 2000 .............       4,500            2.400             2.959
         May 2000 ...............       4,650            2.400             2.959
         June 2000 ..............       4,500            2.400             2.959
         July 2000 ..............       4,650            2.400             2.959
         August 2000 ............       4,650            2.400             2.959
         September 2000 .........       4,500            2.400             2.959
         October 2000 ...........       4,650            2.640             3.191
         November 2000 ..........       3,000            2.840             3.549
         December 2000 ..........       3,100            2.840             3.549
         January  2001 ..........       1,860            3.000             3.630
         February 2001 ..........       1,680            3.000             3.630
         March 2001 .............       1,860            3.000             3.630

         These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month or the NYMEX price on the final trading day of the month (the "settlement price").

         For the months October 2000 through March 2001 the Company has 60,000 MMbtu/day hedged under no-cost collars with floating floors. The floating floor structure allows for a higher floor price in exchange for a lower ceiling. For example, during January 2001, if the settlement price is up to $2.50 the Company will receive the settlement price plus $0.50. If the settlement price is between $2.50 and $3.00 the Company will receive $3.00. If the settlement price is between $3.00 and $3.63, the Company will receive the settlement price and if the settlement price is above $3.63, the Company will receive $3.63 (the ceiling).

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Recent Sales of Unregistered Securities

         On March 31, 2000, the Company issued 5,085,177 shares of its common stock to THEC Holdings, Inc., an indirect wholly owned subsidiary of KeySpan Corporation, the Company's majority stockholder, as a result of the conversion of the $80 million principal amount outstanding on March 31, 2000 under the revolving credit facility entered into by the Company and KeySpan on November 30, 1998 (the "KeySpan Facility"). The number of shares issued was based on a conversion price of $15.732 per share, which was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The KeySpan Facility, including the conversion, was approved by the Company's stockholders at the Company's 1999 annual meeting held April 27, 1999. The 5,085,177 shares of the Company's common stock issued to THEC Holdings, Inc. are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


    EXHIBITS                    DESCRIPTION
    --------                    -----------
    *   27.1  --   Financial Data Schedule.

------------------

*        Filed herewith.

         (b) Reports on Form 8-K:

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   THE HOUSTON EXPLORATION COMPANY

                                    By:           /s/ James G. Floyd
                                       -----------------------------------------
                                                      James G. Floyd
Date: May 2, 2000                         President and Chief Executive Officer



                                    By:         /s/ James F. Westmoreland
                                       -----------------------------------------
                                                    James F. Westmoreland
Date: May 2, 2000                      Vice President, Chief Accounting Officer,
                                                 Comptroller and Secretary

                                 EXHIBIT INDEX


    EXHIBITS                     DESCRIPTION
    --------                     -----------
    *  27.1     --      Financial Data Schedule.

--------------------------

*      Fixed herewith.