Form 10-Q/A
period 2000-03-31
HOUSTON EXPLORATION CO
filed 2000-05-17
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A



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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2000           1999
                                                                                  ----------    ------------
                                                                                  (UNAUDITED)
ASSETS:
Cash and cash equivalents .....................................................   $    3,412    $     15,502
Accounts receivable ...........................................................       45,085          34,917
Accounts receivable -- Affiliate ..............................................        8,058          12,315
Inventories ...................................................................        1,077             969
Prepayments and other .........................................................        4,084           1,082
                                                                                  ----------    ------------
         Total current assets                                                         61,716          64,785
Natural gas and oil properties, full cost method
  Unevaluated properties ......................................................      169,050         164,377
  Properties subject to amortization ..........................................      983,684         956,484
Other property and equipment ..................................................        9,776           9,744
                                                                                  ----------    ------------
                                                                                   1,162,510       1,130,605
Less: Accumulated depreciation, depletion and amortization ....................     (541,247)       (520,489)
                                                                                  ----------    ------------
                                                                                     621,263         610,116
Other assets ..................................................................        3,758           3,582
                                                                                  ----------    ------------
         TOTAL ASSETS .........................................................   $  686,737    $    678,483
                                                                                  ==========    ============

LIABILITIES:
Accounts payable and accrued expenses .........................................   $   53,383    $     56,004
Subordinated note -- Affiliate ................................................           --          80,000
                                                                                  ----------    ------------
         Total current liabilities ............................................       53,383         136,004

Long-term debt and notes ......................................................      279,000         281,000
Deferred federal income taxes .................................................       48,158          43,736
Other deferred liabilities ....................................................          157             153
                                                                                  ----------    ------------
         TOTAL LIABILITIES ....................................................      380,698         460,893

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