Form 10-Q
period 2000-06-30
HOUSTON EXPLORATION CO
filed 2000-07-20
CIK 1015293

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM         TO
                                          --------   ---------

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

         As of July 20, 2000, 29,132,267 shares of Common Stock, par value $.01 per share, were outstanding.

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

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...............................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets-- June 30, 2000 and December 31, 1999............................4

              Consolidated Statements of Operations-- Three Month and Six Month Periods Ended
                  June 30, 2000 and 1999...................................................................5

              Consolidated Statements of Cash Flows -- Six Month Periods Ended
                  June 30, 2000 and 1999...................................................................6

              Notes to Consolidated Financial Statements...................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................12

Item 3.       Qualitative and Quantitative Disclosures About Market Risk..................................19

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds...................................................21
Item 4.       Submission of Matters to a Vote of Security Holders.........................................21
Item 6.       Exhibits and Reports on Form 8-K............................................................22

SIGNATURES................................................................................................23

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

         Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiary on a consolidated basis.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2000           1999
                                                                                   -----------    ----------
                                                                                   (UNAUDITED)
ASSETS:
Cash and cash equivalents ......................................................   $     1,560    $    15,502
Accounts receivable ............................................................        52,062         34,917
Accounts receivable -- Affiliate ...............................................         4,012         12,315
Inventories ....................................................................         1,623            969
Prepayments and other ..........................................................         3,937          1,082
                                                                                   -----------    -----------
         Total current assets ..................................................        63,194         64,785
Natural gas and oil properties, full cost method
  Unevaluated properties .......................................................       159,095        164,377
  Properties subject to amortization ...........................................     1,029,369        956,484
Other property and equipment ...................................................         9,834          9,744
                                                                                   -----------    -----------
                                                                                     1,198,298      1,130,605
Less: Accumulated depreciation, depletion and amortization .....................      (561,501)      (520,489)
                                                                                   -----------    -----------
                                                                                       636,797        610,116
Other assets ...................................................................         3,316          3,582
                                                                                   -----------    -----------
         TOTAL ASSETS ..........................................................   $   703,307    $   678,483
                                                                                   ===========    ===========

LIABILITIES:
Accounts payable and accrued expenses ..........................................   $    45,253    $    56,004
Subordinated note -- Affiliate .................................................            --         80,000
                                                                                   -----------    -----------
         Total current liabilities .............................................        45,253        136,004

Long-term debt and notes .......................................................       277,000        281,000
Deferred federal income taxes ..................................................        56,830         43,736
Other deferred liabilities .....................................................           161            153
                                                                                   -----------    -----------
         TOTAL LIABILITIES .....................................................       379,244        460,893

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 29,112,807 shares issued and outstanding at June 30, 2000 and 23,923,020 shares issued and outstanding at December 31, 1999,
   respectively ................................................................           291            239
Additional paid-in capital .....................................................       313,014        231,370
Retained earnings (deficit) ....................................................        10,758        (14,019)
                                                                                   -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY ...........................................       324,063        217,590
                                                                                   -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $   703,307    $   678,483
                                                                                   ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED,    SIX MONTHS ENDED,
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                        2000      1999       2000       1999
                                                     --------   --------   --------   --------
                                                                    (UNAUDITED)
REVENUES:
  Natural gas and oil revenues ...................   $ 57,533   $ 35,021   $106,451   $ 61,541
  Other ..........................................        397        116        827        461
                                                     --------   --------   --------   --------
          Total revenues .........................     57,930     35,137    107,278     62,002
OPERATING EXPENSES:
  Lease operating ................................      5,712      4,333     12,089      8,295
  Severance tax ..................................      2,095      1,188      3,701      2,187
  Depreciation, depletion and amortization .......     20,250     17,972     41,007     35,029
  General and administrative, net ................      2,572        919      4,761      1,949
                                                     --------   --------   --------   --------
          Total operating expenses ...............     30,629     24,412     61,558     47,460

Income from operations ...........................     27,301     10,725     45,720     14,542

Strategic review expenses ........................         --         --      1,752         --
Interest expense, net ............................      2,517      3,192      6,538      6,213
                                                     --------   --------   --------   --------

Net income before income taxes ...................     24,784      7,533     37,430      8,329

Provision for federal income taxes ...............      8,456      2,344     12,653      2,394
                                                     --------   --------   --------   --------

NET INCOME .......................................   $ 16,328   $  5,189   $ 24,777   $  5,935
                                                     ========   ========   ========   ========

Net income per share .............................   $   0.56   $   0.22   $   0.93   $   0.25
                                                     ========   ========   ========   ========
Net income per share -- assuming dilution ........   $   0.56   $   0.21   $   0.93   $   0.25
                                                     ========   ========   ========   ========

Weighted average shares outstanding ..............     29,041     23,897     26,510     23,896
Weighted average shares outstanding -- assuming
    dilution .....................................     29,402     28,177     26,752     24,022

  The accompanying notes are an integral part of these consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                            2000             1999
                                                                         ----------       ----------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
Net income .............................................................   $ 24,777       $  5,935
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .............................     41,007         35,029
  Deferred income tax expense ..........................................     13,094          2,909
  Changes in operating assets and liabilities:
     Increase in accounts receivable ...................................     (8,842)        (4,449)
     Increase in inventories ...........................................       (654)           (47)
     Increase in prepayments ...........................................     (2,855)          (158)
     Decrease (increase) in other assets and liabilities ...............        274           (593)
     (Decrease) increase in accounts payable and accrued expenses ......    (10,751)         2,849
                                                                           --------       --------

Net cash provided by operating activities ..............................     56,050         41,475

INVESTING ACTIVITIES:
Investment in property and equipment ...................................    (67,688)       (59,353)
                                                                           --------       --------

Net cash used in investing activities ..................................    (67,688)       (59,353)

FINANCING ACTIVITIES:
Proceeds from long term borrowings .....................................     16,000         27,000
Repayments of long term borrowings .....................................    (20,000)       (12,000)
Proceeds from issuance of common stock .................................      1,696            160
                                                                           --------       --------

Net cash (used in) provided by financing activities ....................     (2,304)        15,160
                                                                           --------       --------

Decrease in cash and cash equivalents ..................................    (13,942)        (2,718)

Cash and cash equivalents, beginning of period .........................     15,502          4,645
                                                                           --------       --------

Cash and cash equivalents, end of period ...............................   $  1,560       $  1,927
                                                                           ========       ========

Cash paid for interest .................................................   $ 13,729       $ 11,483
                                                                           ========       ========

Cash paid for taxes ....................................................   $     --       $     --
                                                                           ========       ========


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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became a subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of June 30, 2000, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 70% of the outstanding shares of Houston Exploration's common stock. KeySpan is a diversified energy provider that (i) distributes natural gas to a customers in the New Yorker City boroughs and Long Island areas; (ii) is contracted by Long Island Power Authority to manage electricity service to customers in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at June 30, 2000 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1999 is derived from the December 31, 1999 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                               THREE MONTHS ENDED,  SIX MONTHS ENDED,
                                                                    JUNE 30,            JUNE 30,
                                                               ------------------  -----------------
                                                                 2000      1999      2000      1999
                                                               -------   --------  -------   -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ..................................................  $16,328   $ 5,189   $24,777   $ 5,935
    Interest savings on convertible debt, net of tax ........       --       689        --        --
                                                               -------   -------   -------   -------
Net income, as adjusted .....................................  $16,328   $ 5,878   $24,777   $ 5,935
                                                               =======   =======   =======   =======

Weighted average shares outstanding .........................   29,041    23,897    26,510    23,896
Add: dilutive securities
          Convertible debt (1) ..............................       --     4,092        --        --
          Options ...........................................      361       188       242       126
                                                               -------   -------   -------   -------
Total weighted average shares outstanding and dilutive
  securities ................................................   29,402    28,177    26,752    24,022
                                                               =======   =======   =======   =======

Net income per share ........................................  $  0.56   $  0.22   $  0.93   $  0.25
                                                               =======   =======   =======   =======
Net income per share -- assuming dilution ...................  $  0.56   $  0.21   $  0.93   $  0.25
                                                               =======   =======   =======   =======

----------


(1) The computation of diluted EPS for the six months ended June 30, 1999 did not assume the conversion of the KeySpan Facility as its inclusion would have been antidilutive. For information on the KeySpan Facility, see Note 4 -- Related Party Transactions.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                      JUNE 30, 2000   DECEMBER 31, 1999
                                                      -------------   -----------------
                                                              (IN THOUSANDS)
SENIOR DEBT:
Bank revolving credit facility, due 2003 .............  $177,000         $181,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due 2008 ...........   100,000          100,000
                                                        --------         --------
    Total long-term debt and notes ...................  $277,000         $281,000
                                                        ========         ========

         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At June 30, 2000, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 94% of the $100 million carrying value or $94 million.

         Credit Facility

         The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At June 30, 2000, the Company's borrowing base was $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At June 30, 2000, $177 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to June 30, 2000, the Company borrowed an additional $10 million under the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $187.4 million as of July 20, 2000.

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

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of June 30, 2000, the Company was in compliance with all such covenants.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

         KeySpan Facility

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. On March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. As a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 70%. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's 1999 annual meeting held April 27, 1999. Borrowings bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. The KeySpan Facility terminated on March 31, 2000 and as a result, the Company incurred no interest or fees during the three month period ended June 30, 2000. For the three month period ended June 30, 1999, the Company incurred $1.6 million in interest and fees to KeySpan. For the six month periods ended June 30, 2000 and 1999, the Company incurred $1.5 million and $2.6 million, respectively, in interest and fees to KeySpan.

         KeySpan Joint Venture

         In March 1999, the Company entered into a joint exploration agreement ( the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over a term of three years expiring December 31, 2001. Either party may terminate the KeySpan Joint Venture at the end of the then current calendar quarter by giving thirty days prior written notice. Houston Exploration is the joint venture manager and operator. KeySpan receives 45% of Houston Exploration's working interest in all prospects drilled under the program. Revenues are shared 55% Houston Exploration and 45% KeySpan. For the year 2000,

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

KeySpan will pay 100% of actual intangible drilling costs up to a maximum of $7.7 million. All additional intangible drilling costs incurred during 2000 will be paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture.

         For the year 2000, KeySpan has agreed to commit approximately $35 million for a 2000 drilling program under the terms of the KeySpan Joint Venture, as amended. The $35 million commitment will include approximately $20 million for exploratory drilling, $12 million for development and the balance for general and administrative reimbursements. During the three month periods ended June 30, 2000 and 1999, KeySpan incurred approximately $1.3 million and $4.2 million, respectively, in exploration and development costs and the Company received approximately $0.6 million and $1.1 million, respectively, in general and administrate reimbursements. For the six month periods ended June 30, 2000 and 1999, KeySpan incurred approximately $13.8 million and $8.4 million, respectively, in exploration and development costs and the Company received approximately $1.2 million and $2.2 million, respectively, in general and administrative reimbursements

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of KeySpan certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under
Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect, which represents benefits received from the Section 29 tax credits, was a reduction to income tax expense of $0.2 million and $0.3 million, respectively, for the three month periods ended June 30, 2000 and 1999 and $0.4 million and $0.5 million, respectively, for the six month periods end June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the six months ended June 30, 2000 and 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement , as amended, requires companies to report the fair value of derivatives on the balance sheet and record in income or in comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company estimates, using New York Mercantile Exchange (NYMEX) forward prices as of July 20, 2000, that a charge of approximately $1.8 million to comprehensive income would result when the Company adopts SFAS 133 on January 1, 2001 based on the Company's current hedge positions outstanding for the months January 2001 through March 2001.

         Recent Developments.

         At the Company's quarterly meeting of its Board of Directors held July 19, 2000, the Company's capital expenditure budget for the year 2000 of $125 million was increased by $25 million to $150 million.

         In September 1999, the Company and KeySpan, the Company's majority stockholder, jointly announced their intention to review strategic alternatives for Houston Exploration. A full range of strategic transactions was considered including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the Company jointly announced that they had concluded their review of strategic alternatives for Houston Exploration. KeySpan also announced that it planned to retain its equity position in Houston Exploration for the foreseeable future. During the first quarter of 2000, the Company incurred approximately $1.8 million in expenses related to the strategic review process.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:


                                                  THREE MONTHS ENDED,  SIX MONTHS ENDED,
                                                       JUNE 30,            JUNE 30,
                                                  ------------------  -----------------
                                                    2000      1999      2000      1999
                                                  -------   --------  -------   -------
PRODUCTION:
    Natural gas (MMcf) .........................   18,472     16,675    37,816    32,810
    Oil (MBbls) ................................       99         85       174       140
    Total (MMcfe) ..............................   19,066     17,185    38,860    33,650

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1) ..........  $  2.98    $  2.03   $  2.70   $  1.82
    Natural gas (per Mcf) unhedged .............     3.37       2.03      2.88      1.82
    Oil (per Bbl) ..............................    24.40      14.34     25.19     12.84

OPERATING EXPENSES (PER MCFE):
    Lease operating ............................  $  0.30    $  0.25   $  0.31   $  0.25
    Severance tax ..............................     0.11       0.07      0.10      0.06
    Depreciation, depletion and amortization ...     1.06       1.05      1.06      1.04
    General and administrative, net ............     0.13       0.05      0.12      0.06

----------

(1)      Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 2000

         Production. Houston Exploration's production increased 11% from 17,185 million cubic feet equivalent (MMcfe) for the three months ended June 30, 1999 to 19,066 MMcfe for the three months ended June 30, 2000. The increase in production was primarily attributable to newly developed production offshore at Mustang A-31 and West Cameron 76 and onshore at the Charco Field. Offshore production increased a total of 21% or an average of 16 MMcfe/day from 75 MMcfe/day during the second quarter of 1999 to an average of 91 MMcfe/day during the second quarter of 2000. The increase in offshore production for the second quarter of 2000 was offset in part by a sharp decline in production from High Island 38 which experienced mechanical problems in early May 2000 cutting the Company's production at High Island 38 from an average of 12 MMcfe/day to approximately 1.2 MMcfe/day. Onshore, production at the Charco Field increased 9.5% or an average of 7 MMcfe/day from an average of 74 MMcfe/day during the second quarter of 1999 to an average of 81 MMcfe/day during the second quarter of 2000. The lower production at the Charco Field during the second quarter of 1999 reflects the impact of the Company's decision to curtail drilling during the fourth quarter of 1998 due to low natural gas prices.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 64% from $35.0 million for the three months ended June 30, 1999 to $57.5 million for the three months ended June 30, 2000. The increase in revenues was due to the 47% increase in average realized natural gas prices from $2.03 per Mcf for the three months ended June 30, 1999 to $2.98 per Mcf for the three months ended June 30, 2000 combined with the 11% increase in production.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $2.98 per Mcf for the three months ended June 30, 2000, which was 88% of the average unhedged natural gas price of $3.37 that otherwise would have been received, resulting in natural gas and oil revenues for the second quarter of 2000 that were $7.1 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding three month period of 1999, the Company's hedging activities had no effect on natural gas revenues as the Company realized an average gas price of $2.03 per Mcf was equal to the average unhedged natural gas price of $2.03 per Mcf.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 32% from $4.3 million for the three months ended June 30, 1999 to $5.7 million for the three months ended June 30, 2000. On an Mcfe basis, lease operating expenses increased from $0.25 during the second quarter of 1999 to $0.30 during the second quarter of 2000. The increase in both the lease operating expenses and lease operating expense on a per unit basis during the second quarter of 2000 is primarily a result of the continued expansion of the Company's operations combined with higher service costs across the industry. Severance tax, which is a function of volume and revenues generated from onshore production, increased 75% from $1.2 million for the three months ended June 30, 1999 to $2.1 million for the three months ended June 30, 2000. On an Mcfe basis, severance tax increased from $0.07 per Mcfe, during the second quarter of 1999 to $0.11 per Mcfe, during the second quarter of 2000. The increase in severance tax expense and severance tax per Mcfe is due to higher natural gas prices received during the second quarter of 2000 as compared to prices received during the corresponding period of 1999 combined with the increase in onshore production.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 13% from $18.0 million for the three months ended June 30, 1999 to $20.3 million for the three months ended June 30, 2000. Depreciation, depletion and amortization expense per Mcfe increased slightly by 1% from $1.05 for the three months ended June 30, 1999 to $1.06 for the corresponding three months in 2000. The increase in depreciation, depletion and amortization expense reflects the 11% increase in production during the second quarter of 2000 as compared to the second quarter of 1999 combined with the slight increase in the depletion rate. The slightly higher rate is a result of a higher level of capital spending during the second quarter of 2000 as compared to the second quarter of 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $1.3 million and $0.9 million, for the three months ended June 30, 1999 and 2000, respectively, increased more than 100% from $0.9 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. Included in reimbursements received from working interest owners were reimbursements totaling $0.6 million for the second quarter of 2000 and $1.0 million for the corresponding period of 1999 received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). For the year 2000, the Company and KeySpan agreed to reduce the amount of the general and administrative reimbursements the Company will receive to a maximum of $625,000 per quarter. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.3 million and $2.9 million, respectively, for the three months ended June 30, 1999 and 2000. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the second quarter of 2000 as compared to the corresponding period of 1999. Aggregate general and administrative expenses were higher during the second quarter of 2000 primarily as a result of expansion of the Company's workforce combined with an increase in incentive compensation and benefit related expenses. On an Mcfe basis, general and administrative expenses increased 160% from $0.05 for the three months ended June 30, 1999 to $0.13 for the three months ended June 30, 2000. The higher rate per Mcfe during the second quarter of 2000 reflects the increase in aggregate general and administrative expenses and the effect of the reduction in the reimbursements received pursuant to the KeySpan Joint Venture.

         Interest Expense. Interest expense, net of capitalized interest, decreased 22% from $3.2 million for the three months ended June 30, 1999 to $2.5 million for the three months ended June 30, 2000. Capitalized interest increased from $2.8 million during the second quarter of 1999 to $3.4 million during the second quarter of 2000. Aggregate interest expense decreased slightly by $0.1 million and the decrease was attributable to lower average debt levels during the second quarter of 2000 primarily due to the conversion of $80 million in borrowings under the KeySpan Facility into shares of Houston Exploration common stock on March 31, 2000 (see Note 4 -- Related Party Transactions). Lower average debt levels were partially offset by higher interest rates during the second quarter of 2000 as compared to the corresponding period of 1999.

         Income Tax Provision. The provision for income taxes increased from an expense of $2.3 million for the three months ended June 30, 1999 to an expense of $8.5 million for the three months ended June 30, 2000. The increase in income tax expense for the second quarter of 2000 as compared to the second quarter of 1999 is due to the increase in pretax income for the three months ended June 30, 2000 as a result of higher natural gas prices and an increase in production, offset in part by higher operating expenses.

         Operating Income and Net Income. Although operating expenses increased 25%, the 11% increase in production and the 47% increase in realized natural gas prices was significant enough to cause operating income to increase 155% from $10.7 million during the second quarter of 1999 to $27.3 million during the second quarter of 2000. Net income increased 213% from $5.2 million for the three months ended June 30, 1999 to $16.3 million for corresponding three months of June 2000 and reflects lower interest expense and higher taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

         Production. Houston Exploration's production increased 15% from 33,650 MMcfe for the six months ended June 30, 1999 to 38,860 MMcfe for the six months ended June 30, 2000. The increase in production was primarily attributable to newly developed production, both offshore and onshore, brought on-line since the end of the second quarter of 1999. Offshore production increased 31% from an average of 71 MMcfe/day during the first half of 1999 to an average of 93 MMcfe/day during the first half of 2000 and is primarily attributable to new wells drilled during 1999 at Mustang Island A-31 and West Cameron 76. Onshore at the Charco Field, production increased 12% from an average of 73 MMcfe/day during the first half of 1999 to an average of 82 MMcfe/day during the first half of 2000. Production at the Charco Field was lower during the first half of 1999 due to the Company's decision to curtail development drilling during the fourth quarter of 1998 due to low natural gas prices.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 73% from $61.5 million for the six months ended June 30, 1999 to $106.5 million for the six months ended June 30, 2000 as a result of a 48% increase in average realized natural gas prices, from $1.82 per Mcf in the six months ended June 30, 1999 to $2.70 per Mcf in the six months ended June 30, 2000 combined with a 15% increase in production for the same period.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $2.70 per Mcf for the six months ended June 30, 2000, which was 94% of the average unhedged natural gas price of $2.88 that otherwise would have been received, resulting in natural gas and oil revenues for the six months ended June 30,2000 that were $6.8 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding six month period during, 1999, hedging activities had no effect on natural gas revenues as the Company realized an average gas price of $1.82 which was equal to the unhedged natural gas price of $1.82 per Mcf.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 46% from $8.3 million for the six months ended June 30, 1999 to $12.1 million for the six months ended June 30, 2000. On an Mcfe basis, lease operating expenses increased from $0.25 for the six first months of 1999 to $0.31 for the first six months of 2000. The increase in lease operating expenses and lease operating expenses on a per unit basis for the six months ended June 30, 2000 is attributable to the continued expansion of the Company's operations combined with an increase in service costs across the industry. Severance tax, which is a function of volume and revenues generated from onshore production, increased from $2.2 million for the six months ended June 30, 1999 to $3.7 million for the six months ended June 30, 2000. On an Mcfe basis, severance tax increased from $0.06 per Mcfe for the six month periods ended June 30, 1999 to $0.10 per Mcfe for the corresponding period of 2000. The increase in severance tax expense and the rate per Mcfe reflects the higher natural gas prices received during the first six months of 2000 as compared to the first six months of 1999 combined with the increase in onshore production.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 17% from $35.0 million for the six months ended June 30, 1999 to $41.0 million for the six months ended June 30, 2000. Depreciation, depletion and amortization expense per Mcfe increased 2% from $1.04 for the six months ended June 30, 1999 to $1.06 for the six months ended June 30, 2000. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a slightly higher depletion rate. The higher depletion rate is primarily a result of a higher level of capital spending during first six months of 2000 as compared to the corresponding period of 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $2.5 million and $1.7 million for the six months ended June 30, 1999 and 2000, respectively, increased 152% from $1.9 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000. Included in reimbursements received from working interest owners were reimbursements totaling $1.2 million for the first six months of 2000 and $2.2 million for corresponding period of 1999 received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.5 million and $5.2 million, respectively, for the six months ended June 30, 1999 and 2000. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the first six months of 2000 as compared to the corresponding period of 1999. Aggregate general and administrative expenses are higher during the first half of 2000 due to expansion of the Company's workforce combined with an increase in incentive compensation and benefit related expenses. On an Mcfe basis, general and administrative expenses increased 100% from $0.06 for the six months ended June 30, 1999 to $0.12 for the six months ended June 30, 2000. The higher rate per Mcfe during the first six months of 2000 reflects an increase in aggregate general and administrative expenses and the effect of the reduction in the KeySpan Joint Venture reimbursements offset in part by an increase in capitalized expenses.

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

         Interest Expense, Net. Interest expense, net of capitalized interest, increased 5% from $6.2 million for the six months ended June 30, 1999 to $6.5 million for the six ended June 30, 2000. Capitalized interest increased 20% from $5.6 million for six months ended June 30, 1999 to $6.7 million for the six months ended June 30, 2000. The increase in aggregate interest expense was attributable to higher average debt levels during the first three months of 2000 prior to the conversion of the KeySpan Facility on March 30, 2000 combined with higher interest rates paid during the first half of 2000.

         Income Tax Provision. The provision for income taxes increased from an expense of $2.4 million for the first six months of 1999 to an expense of $12.7 million for the first six months of 2000 due to the 350% increase in pretax income during the first half of 2000 from $8.3 million for the six months ended June 30, 1999 to $37.4 million for the first six months of 2000 as a result of the combination of higher natural gas prices and increased production offset in part by the increase in operating expenses.

         Operating Income and Net Income. Despite the 30% increase in operating expenses, the 15% increase in production and the 48% increase in realized natural gas prices was significant enough to cause operating income to increase 215% from $14.5 million for the first half of 1999 to $45.7 million for the first half of 2000. Correspondingly, net income increased 320% from $5.9 million for the six months ended June 30, 1999 to $24.8 million for the six months ended June 30, 2000. Absent the strategic review expenses of $1.8 million ($1.2 million net of tax), net income for the first six months of 2000 would have been $25.9 million.

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

         Cash Flows From Operations. As of June 30, 2000, the Company had working capital of $17.9 million and $32.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the six ended June 30, 2000 was $56.0 million compared to $41.5 million for the six months ended June 30, 1999. The 35% increase in working capital during the first six months of 2000 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are lower due to an increase of available cash caused by higher revenues. The Company's cash position decreased during the first six months of 2000 by a net pay down of borrowings under its revolving bank credit facility of $4.0 million. In addition, cash increased by $1.7 million during the first six months of 2000 due to the issuance of common stock from the exercise of stock options. Funds used in investing activities consisted of $67.7 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $13.9 million from $15.5 million at December 31, 1999 to $1.6 million at June 30, 2000.

         Capital Expenditures. During the first half of 2000, the Company invested a total of $67.6 million in natural gas and oil properties. This included $3.0 million for exploration, $40.7 million for development drilling, workovers and construction of platforms and pipelines, $15.9 million for leasehold and leasehold acquisition costs and $8.0 million for producing property acquisition costs. In May 2000, the Company acquired incremental working interests in three existing offshore properties: West Cameron 76, Mustang Island 858 and Vermilion 203. Net proved reserves for the natural gas and oil interests acquired are estimated at approximately 8 Bcfe as of April 1, 2000, the effective date of the acquisition. The $8.0 million purchase price was paid from working capital.

         At the Company's quarterly meeting of its Board of Directors held on July 19, 2000, the Company's capital expenditure budget for the year 2000 was increased from $125 million to $150 million. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. The capital expenditure budget includes development costs associated with recent discoveries and newly acquired properties and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2000. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its revolving bank credit facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Under the terms of the joint exploration agreement between KeySpan and the Company, as amended, (the "KeySpan Joint Venture"), KeySpan has agreed to commit approximately $35 million during 2000 to drill approximately six offshore exploratory wells and to complete the development and facility installation of the six successful wells drilled under the KeySpan Joint Venture during 1999. During the first six months of 2000, KeySpan spent approximately $13.8 million and together with the Company completed the drilling of three successful exploratory wells, two of which were in progress at December 31, 1999, and two unsuccessful wells, of which one was an exploratory well and the other was a development well. Currently, the Company and KeySpan are in the process of drilling three exploratory wells under the terms of the joint venture: High Island 39, Matagorda Island 704 and Vermilion 408.

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

         Capital Structure

         Credit Facility. The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At June 30, 2000, the borrowing base was $210 million which will remain in effect until the next scheduled semi-annual redetermination on September 1, 2000. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At June 30, 2000, $177 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to June 30, 2000, the Company borrowed an additional $10 million under the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $187.4 million as of July 20, 2000.

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

         As of July 20, 2000, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of June 2000 was 6,516 MMcf (6,743 million British thermal units, or MMMbtu).

                                                                         COLLARS
                                                   ---------------------------------------------------
                                                                                 NYMEX
                                                   VOLUME                    CONTRACT PRICE
                   PERIOD                         (MMMbtu)           AVERAGE FLOOR     AVERAGE CEILING
                   ------                         --------           -------------     ---------------
July 2000...................................        4,650                2.400              2.959
August 2000.................................        4,650                2.400              2.959
September 2000..............................        4,500                2.400              2.959
October 2000................................        4,650                2.640              3.191
November 2000...............................        3,000                2.840              3.549
December 2000...............................        3,100                2.840              3.549
January  2001...............................        1,860                3.000              3.630
February 2001...............................        1,680                3.000              3.630
March 2001..................................        1,860                3.000              3.630

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

         The Company plans to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended, requires companies to report the fair value of derivatives on the balance sheet and record in income or in comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company estimates, using NYMEX forward prices as of July 20, 2000, that a charge of approximately $1.8 million to comprehensive income would result when the Company adopts SFAS 133 on January 1, 2001 based on the Company's current hedge positions outstanding for the months January 2001 through March 2001.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)        Recent Sales of Unregistered Securities

         On March 31, 2000, the Company issued 5,085,177 shares of its common stock to THEC Holdings, Inc., an indirect wholly owned subsidiary of KeySpan Corporation, the Company's majority stockholder, as a result of the conversion of the $80 million principal amount outstanding on March 31, 2000 under the revolving credit facility entered into by the Company and KeySpan on November 30, 1998 (the "KeySpan Facility"). The number of shares issued was based on a conversion price of $15.732 per share, which was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's 1999 annual meeting held April 27, 1999. The 5,085,177 shares of the Company's common stock issued to THEC Holdings, Inc. are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 2000, the company held its annual meeting of shareholders. All matters brought for a vote before the shareholders as listed in the Company's proxy statement were approved as follows:

         1. The election of the following nine Directors of the Company to serve until the Company's next annual meeting:

    DIRECTOR                    VOTES FOR            VOTES WITHHELD
    --------                    ---------            --------------
James G. Floyd                  18,695,363               15,150
Robert B. Catell                18,023,658              686,855
Gordon F. Ahalt                 18,695,363               15,150
David G. Elkins                 18,695,363               15,150
Russell D. Gordy                18,695,363               15,150
Gerald Luterman                 18,694,863               15,650
Craig G. Matthews               18,695,163               15,350
H. Neil Nichols                 18,694,663               15,850
James Q. Riordan                18,695,363               15,150
Donald C. Vaughn                18,695,163               15,350

         2. The appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000.



            VOTES FOR          VOTES AGAINST          ABSTAINED
            ---------          -------------          ---------
            18,706,803            2,450                1,260

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


EXHIBIT NO.                                                  DESCRIPTION

* 27.1       --   Financial Data Schedule.

---------------------------

* Filed herewith.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE HOUSTON EXPLORATION COMPANY

                                         By:           /s/ James G. Floyd
                                              ---------------------------------------------
                                                         James G. Floyd
Date: July 20, 2000                             President and Chief Executive Officer



                                         By:           /s/ James F. Westmoreland
                                              --------------------------------------------
                                                         James F. Westmoreland
Date: July 20, 2000                             Vice President, Chief Accounting Officer,
                                                Comptroller and Secretary

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
----------               -----------
* 27.1                   Financial Data Schedule

----------
* Filed herewith.