Form 10-Q
period 2000-09-30
HOUSTON EXPLORATION CO
filed 2000-10-20
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO. 001-11899

                                   ----------

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

                                   ----------


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

         As of October 19, 2000, 29,355,384 shares of Common Stock, par value $.01 per share, were outstanding.


================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS................................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999.......................4

              Consolidated Statements of Operations -- Three Month and Nine Month Periods Ended
                  September 30, 2000 and 1999...............................................................5

              Consolidated Statements of Cash Flows -- Nine Month Periods Ended
                  September 30, 2000 and 1999...............................................................6

              Notes to Consolidated Financial Statements....................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................12

Item 3.       Qualitative and Quantitative Disclosures About Market Risk...................................19

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds....................................................21

Item 6.       Exhibits and Reports on Form 8-K.............................................................21

SIGNATURES.................................................................................................22

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              2000              1999
                                                                                          ------------      ------------
                                                                                          (UNAUDITED)
ASSETS:
Cash and cash equivalents ...........................................................     $      2,373      $     15,502
Accounts receivable .................................................................           66,883            34,917
Accounts receivable -- Affiliate ....................................................            8,529            12,315
Inventories .........................................................................            1,462               969
Prepayments and other ...............................................................            1,548             1,082
                                                                                          ------------      ------------
         Total current assets .......................................................           80,795            64,785
Natural gas and oil properties, full cost method
  Unevaluated properties ............................................................          168,876           164,377
  Properties subject to amortization ................................................        1,073,549           956,484
Other property and equipment ........................................................            9,920             9,744
                                                                                          ------------      ------------
                                                                                             1,252,345         1,130,605
Less: Accumulated depreciation, depletion and amortization ..........................         (582,244)         (520,489)
                                                                                          ------------      ------------
                                                                                               670,101           610,116
Other assets ........................................................................            2,789             3,582
                                                                                          ------------      ------------
         TOTAL ASSETS ...............................................................     $    753,685      $    678,483
                                                                                          ============      ============

LIABILITIES:
Accounts payable and accrued expenses ...............................................     $     64,582      $     56,004
Subordinated note -- Affiliate ......................................................               --            80,000
                                                                                          ------------      ------------
         Total current liabilities ..................................................           64,582           136,004

Long-term debt and notes ............................................................          274,000           281,000
Deferred federal income taxes .......................................................           67,292            43,736
Other deferred liabilities ..........................................................              141               153
                                                                                          ------------      ------------
         TOTAL LIABILITIES ..........................................................          406,015           460,893

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 29,348,869 shares issued and outstanding at September 30, 2000 and 23,923,020 shares issued and
   outstanding at December 31, 1999, respectively ...................................              293               239
Additional paid-in capital ..........................................................          316,953           231,370
Retained earnings (deficit) .........................................................           30,424           (14,019)
                                                                                          ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY ................................................          347,670           217,590
                                                                                          ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................     $    753,685      $    678,483
                                                                                          ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -------------------------     -------------------------
                                                               2000           1999           2000           1999
                                                            ----------     ----------     ----------     ----------
                                                                                  (UNAUDITED)
REVENUES:
  Natural gas and oil revenues ........................     $   62,479     $   42,081     $  168,930     $  103,622
  Other ...............................................            424            396          1,251            857
                                                            ----------     ----------     ----------     ----------
          Total revenues ..............................         62,903         42,477        170,181        104,479
OPERATING EXPENSES:
  Lease operating .....................................          5,331          5,091         17,420         13,386
  Severance tax .......................................          2,424          1,588          6,125          3,775
  Depreciation, depletion and amortization ............         20,740         18,644         61,747         53,673
  General and administrative, net .....................          1,929            960          6,690          2,909
                                                            ----------     ----------     ----------     ----------
          Total operating expenses ....................         30,424         26,283         91,982         73,743

Income from operations ................................         32,479         16,194         78,199         30,736

Strategic review expenses .............................             --             --          1,752             --
Interest expense, net .................................          2,577          3,412          9,115          9,625
                                                            ----------     ----------     ----------     ----------

Net income before income taxes ........................         29,902         12,782         67,332         21,111

Provision for federal income taxes ....................         10,236          4,254         22,889          6,648
                                                            ----------     ----------     ----------     ----------

NET INCOME ............................................     $   19,666     $    8,528     $   44,443     $   14,463
                                                            ==========     ==========     ==========     ==========

Net income per share ..................................     $     0.67     $     0.36     $     1.62     $     0.61
                                                            ==========     ==========     ==========     ==========
Net income per share -- assuming dilution .............     $     0.66     $     0.32     $     1.60     $     0.58
                                                            ==========     ==========     ==========     ==========

Weighted average shares outstanding ...................         29,191         23,911         27,410         23,901
Weighted average shares outstanding -- assuming
    dilution ..........................................         29,664         28,001         27,729         28,265

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
Net income .................................................     $     44,443      $     14,463
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .................           61,747            53,673
  Deferred income tax expense ..............................           23,556             7,375
  Changes in operating assets and liabilities:
     Increase in accounts receivable .......................          (28,180)          (23,668)
     Increase in inventories ...............................             (493)             (192)
     Increase in prepayments ...............................             (466)             (204)
     Decrease (increase) in other assets and liabilities ...              781              (501)
     Increase in accounts payable and accrued expenses .....            8,578            12,753
                                                                 ------------      ------------

Net cash provided by operating activities ..................          109,966            63,699

INVESTING ACTIVITIES:
Investment in property and equipment .......................         (121,732)          (92,814)
                                                                 ------------      ------------

Net cash used in investing activities ......................         (121,732)          (92,814)

FINANCING ACTIVITIES:
Proceeds from long term borrowings .........................           30,000            41,000
Repayments of long term borrowings .........................          (37,000)          (14,000)
Proceeds from issuance of common stock .....................            5,637               405
                                                                 ------------      ------------

Net cash (used in) provided by financing activities ........           (1,363)           27,405
                                                                 ------------      ------------

Decrease in cash and cash equivalents ......................          (13,129)           (1,710)

Cash and cash equivalents, beginning of period .............           15,502             4,645
                                                                 ------------      ------------

Cash and cash equivalents, end of period ...................     $      2,373      $      2,935
                                                                 ============      ============

Cash paid for interest .....................................     $     21,743      $     18,308
                                                                 ============      ============

Cash paid for taxes ........................................     $         --      $         --
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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became a subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of September 30, 2000, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 70% of the outstanding shares of Houston Exploration's common stock. KeySpan is a diversified energy provider that (i) distributes natural gas to a customers in the New Yorker City boroughs and Long Island areas; (ii) is contracted by Long Island Power Authority to manage electricity service to customers in the Long Island area; and (iii) through its unregulated subsidiaries, is involved in gas retailing, power plant management and energy management services.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at September 30, 2000 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 1999 is derived from the December 31, 1999 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                                        THREE MONTHS ENDED,           NINE MONTHS ENDED,
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -------------------------     -------------------------
                                                                        2000           1999           2000           1999
                                                                     ----------     ----------     ----------     ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .....................................................     $   19,666     $    8,528     $   44,443     $   14,463
    Interest savings on convertible debt, net of tax ...........             --            476             --          1,856
                                                                     ----------     ----------     ----------     ----------
Net income, as adjusted ........................................     $   19,666     $    9,004     $   44,443     $   16,319
                                                                     ==========     ==========     ==========     ==========

Weighted average shares outstanding ............................         29,191         23,911         27,410         23,901
Add: dilutive securities
          Convertible debt .....................................             --          3,803             --          4,183
          Options ..............................................            473            287            319            181
                                                                     ----------     ----------     ----------     ----------
Total weighted average shares outstanding and dilutive
  securities ...................................................         29,664         28,001         27,729         28,265
                                                                     ==========     ==========     ==========     ==========

Net income per share ...........................................     $     0.67     $     0.36     $     1.62     $     0.61
                                                                     ==========     ==========     ==========     ==========
Net income per share -- assuming dilution ......................     $     0.66     $     0.32     $     1.60     $     0.58
                                                                     ==========     ==========     ==========     ==========

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                        SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                        ------------------     ------------------
                                                                     (IN THOUSANDS)
SENIOR DEBT:
Bank revolving credit facility, due 2003 ..........     $          174,000     $          181,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due 2008 ........                100,000                100,000
                                                        ------------------     ------------------
    Total long-term debt and notes ................     $          274,000     $          281,000
                                                        ==================     ==================

         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At September 30, 2000, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 96% of the $100 million carrying value or $96 million.

         Credit Facility

         The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At September 30, 2000, the Company's borrowing base was $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At September 30, 2000, $174 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to September 30, 2000, the Company borrowed an additional $1.0 million under the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $175.4 million as of October 19, 2000.

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

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of September 30, 2000, the Company was in compliance with all such covenants.

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

         KeySpan Facility

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. On March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. As a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 70%. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's 1999 annual meeting held April 27, 1999. Borrowings bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. The KeySpan Facility terminated on March 31, 2000 and as a result, the Company incurred no interest or fees relating to the KeySpan Facility subsequent to March 31, 2000. For the three month period ended September 30, 1999, the Company incurred $1.4 million in interest and fees to KeySpan. For the nine month periods ended September 30, 2000 and 1999, the Company incurred $1.5 million and $4.0 million, respectively, in interest and fees to KeySpan.

         KeySpan Joint Venture

         Effective January 1, 1999, the Company entered into a joint exploration agreement (the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial term expiring December 31, 2000. The agreement will be renewed for successive one year terms unless terminated by either party upon giving written notice 30 days prior to the end of the year or if the parties fail to reach an agreement on the annual budget for the joint venture for the upcoming calendar year. The KeySpan Joint

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Venture may be terminated by mutual agreement of both parties at any time. KeySpan receives 45% of Houston Exploration's working interest in all prospects drilled under the program. Revenues are shared 55% Houston Exploration and 45% KeySpan. For the year 2000, KeySpan will pay 100% of actual intangible drilling costs for the joint venture up to a maximum of $7.7 million. All additional intangible drilling costs incurred during 2000 will be paid 51.75% by KeySpan and 48.25% by Houston Exploration. In addition, Houston Exploration receives reimbursement of a portion of its general and administrative costs during the term of the joint venture.

         For the year 2000, KeySpan has agreed to commit approximately $35 million for a 2000 drilling program under the terms of the KeySpan Joint Venture, as amended. The $35 million commitment will include approximately $20 million for exploratory drilling, $12 million for development and the balance for general and administrative reimbursements. During the three month periods ended September 30, 2000 and 1999, KeySpan incurred approximately $14.8 million and $6.8 million, respectively, in exploration and development costs and the Company received approximately $0.6 million and $1.1 million, respectively, in general and administrate reimbursements. For the nine month periods ended September 30, 2000 and 1999, KeySpan incurred approximately $28.6 million and $14.9 million, respectively, in exploration and development costs and the Company received approximately $1.9 million and $3.3 million, respectively, in general and administrative reimbursements.

         Sale of Section 29 Tax Credits

         Effective January 1, 1997, the Company entered into an agreement to sell to a subsidiary of KeySpan certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under
Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect, which represents benefits received from the Section 29 tax credits, was a reduction to income tax expense of $0.3 million and $0.2 million, respectively, for the three month periods ended September 30, 2000 and 1999 and $0.7 million for each of the nine month periods end September 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the nine months ended September 30, 2000 and 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement , as amended, requires companies to report the fair value of derivatives on the balance sheet and record in income or in comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company estimates, using New York Mercantile Exchange (NYMEX) forward prices as of October 19, 2000, that when SFAS 133 is adopted on January 1, 2001, a liability of approximately $7.2 million would be recorded to reflect the fair market value of hedges currently in place for the period subsequent to January 2001. Because the Company's hedges currently in place qualify for hedge accounting, an offsetting entry would be made to other comprehensive income for a substantial portion of the estimated $7.2 million fair value.

         Recent Developments

         At the Company's quarterly meeting of its Board of Directors held on October 18, 2000, the Company's capital expenditure budget for the year 2000 was further increased from $150 million to $175 million. Initially, the capital expenditure budget for the year 2000 was set at $125 million. At the Company's quarterly board meeting held in July 2000, the initial budget was increased by $25 million to $150 million.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                          THREE MONTHS ENDED,                  NINE MONTHS ENDED,
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -----------------------------     -----------------------------
                                                           2000             1999             2000             1999
                                                       ------------     ------------     ------------     ------------
PRODUCTION:
    Natural gas (MMcf) ...........................           18,693           17,640           56,509           50,450
    Oil (MBbls) ..................................               64               47              238              187
    Total (MMcfe) ................................           19,077           17,922           57,937           51,572

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1) ............     $       3.24     $       2.33     $       2.88     $       2.00
    Natural gas (per Mcf) unhedged ...............             4.23             2.47             3.33             2.05
    Oil (per Bbl) ................................            29.27            20.28            26.29            14.71

OPERATING EXPENSES (PER MCFE):
    Lease operating ..............................     $       0.28     $       0.28     $       0.30     $       0.26
    Severance tax ................................             0.13             0.09             0.11             0.07
    Depreciation, depletion and amortization .....             1.09             1.04             1.07             1.04
    General and administrative, net ..............             0.10             0.05             0.12             0.06

----------

(1)      Reflects the effects of hedging.


RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         Production. Houston Exploration's production increased 6.5% from 17,922 million cubic feet equivalent (MMcfe) for the three months ended September 30, 1999 to 19,077 MMcfe for the three months ended September 30, 2000. The increase in production was primarily attributable to an increase in offshore production offset in part by a decrease in onshore production, primarily at the Charco Field.

         Offshore production increased a total of 36% or an average of 26 MMcfe/day from 73 MMcfe/day during the third quarter of 1999 to an average of 99 MMcfe/day during the third quarter of 2000. Since the end of the third quarter 1999, the Company has brought on-line new production at West Cameron 76, Mustang A-31, East Cameron 84 and West Cameron 587. Adding to the increase from the newly developed production was the purchase in May 2000 of incremental working interests in existing production at Vermilion 203, Mustang 858 and West Cameron
76. In part, the offshore production increase for the third quarter of 2000 was offset by a sharp decline in production from High Island 38 which experienced mechanical problems in early May 2000. The Company's production at High Island 38 was reduced from an average of 12 MMcfe/day to an average of 1.5 Mmcfe/day.

         Onshore, production at the Charco Field decreased 11% or an average of 9 MMcfe/day from an average of 83 MMcfe/day during the third quarter of 1999 to an average of 74 MMcfe/day during the third quarter of 2000. The lower production at the Charco Field during the third quarter of 2000 was a result of delays in bringing new wells on-line caused by a shortage of available equipment and crews to complete wells. The Company anticipates that production from the Charco Field will increase from third quarter levels as a third drilling rig was added in September 2000 and completion equipment and crews have become more readily available.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 48% from $42.1 million for the three months ended September 30, 1999 to $62.5 million for the three months ended September 30, 2000. The increase in revenues was due to a 39% increase in average realized natural gas prices from $2.33 per Mcf for the three months ended September 30, 1999 to $3.24 per Mcf for the three months ended September 30, 2000 combined with the 6.5% increase in production.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $3.24 per Mcf for the three months ended September 30, 2000, which was 77% of the average unhedged natural gas price of $4.23 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues for the third quarter of 2000 that were $18.5 million lower than the revenues the Company would have achieved if hedges had not been in place during the quarter. For the corresponding three month period of 1999, the Company realized an average gas price of $2.33 per Mcf which was 94% of the average unhedged natural gas price of $2.47 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues for the three months ended September 30, 1999 that were $2.5 million lower than the revenues the Company would have achieved if hedges had not been in place during the quarter ended September 30, 1999.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 4% from $5.1 million for the three months ended September 30, 1999 to $5.3 million for the three months ended September 30, 2000. On an Mcfe basis, lease operating expenses were unchanged at $0.28 during both the third quarter of 1999 and the third quarter of 2000. Severance tax, which is a function of volume and revenues generated from onshore production, increased 50% from $1.6 million for the three months ended September 30, 1999 to $2.4 million for the three months ended September 30, 2000. On an Mcfe basis, severance tax increased from $0.09 per Mcfe, during the third quarter of 1999 to $0.13 per Mcfe, during the third quarter of 2000. The increase in severance tax expense and severance tax per Mcfe is due to higher natural gas prices received during the third quarter of 2000 as compared to prices received during the corresponding period of 1999.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 11% from $18.6 million for the three months ended September 30, 1999 to $20.7 million for the three months ended September 30, 2000. Depreciation, depletion and amortization expense on a per unit basis increased 5% from $1.04 for the three months ended September 30, 1999 to $1.09 for the corresponding three months in 2000. The increase in depreciation, depletion and amortization expense reflects the 6.5% increase in production during the third quarter of 2000 as compared to the third quarter of 1999 combined with the increase in the depletion rate. The higher rate is a result of a higher level of capital spending during the third quarter of 2000 as compared to the third quarter of 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $1.4 million and $0.9 million, for the three months ended September 30, 1999 and 2000, respectively, increased 90% from $1.0 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. Included in reimbursements received from working interest owners were reimbursements totaling $0.6 million for the third quarter of 2000 and $1.1 million for the corresponding period of 1999 received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). For the year 2000, the Company and KeySpan agreed to reduce the amount of the general and administrative reimbursements the Company will receive to a maximum of $625,000 per quarter. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $1.3 million and $2.1 million, respectively, for the three months ended September 30, 1999 and 2000. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the third quarter of 2000 as compared to the corresponding period of

1999. Aggregate general and administrative expenses were higher during the third quarter of 2000 primarily as a result of expansion of the Company's technical workforce combined with an increase in incentive compensation and benefit related expenses. On an Mcfe basis, general and administrative expenses increased 100% from $0.05 for the three months ended September 30, 1999 to $0.10 for the three months ended September 30, 2000. The higher rate per Mcfe during the third quarter of 2000 reflects the increase in aggregate general and administrative expenses and the effect of the reduction in the reimbursements received pursuant to the KeySpan Joint Venture.

         Interest Expense. Interest expense, net of capitalized interest, decreased 24% from $3.4 million for the three months ended September 30, 1999 to $2.6 million for the three months ended September 30, 2000. As a result of an increase in exploratory drilling, capitalized interest increased 13% from $3.0 million during the third quarter of 1999 to $3.4 million during the third quarter of 2000. Aggregate interest expense decreased by $0.4 million and the decrease was attributable to lower average debt levels during the third quarter of 2000 primarily due to the conversion of $80 million in borrowings under the KeySpan Facility into shares of Houston Exploration common stock on March 31, 2000 (see Note 4 -- Related Party Transactions). Lower average debt levels were offset by higher interest rates during the third quarter of 2000 as compared to the corresponding period of 1999.

         Income Tax Provision. The provision for income taxes increased from an expense of $4.3 million for the three months ended September 30, 1999 to an expense of $10.2 million for the three months ended September 30, 2000. The increase in income tax expense for the third quarter of 2000 as compared to the third quarter of 1999 is due to the increase in pretax income for the three months ended September 30, 2000 as a result of higher natural gas prices and an increase in production, offset in part by higher operating expenses.

         Operating Income and Net Income. Although operating expenses increased 16%, the 39% increase in realized natural gas price and the 6.5% increase in production was significant enough to cause operating income to increase 100% from $16.2 million during the third quarter of 1999 to $32.5 million during the third quarter of 2000. Net income increased 132% from $8.5 million for the three months ended September 30, 1999 to $19.7 million for corresponding three months of September 2000 and reflects lower interest expense and higher taxes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         Production. Houston Exploration's production increased 12% from 51,572 MMcfe for the nine months ended September 30, 1999 to 57,937 MMcfe for the nine months ended September 30, 2000. The increase in production was primarily attributable to newly developed offshore production brought on-line since the end of the second quarter of 1999.

         Offshore production increased 32% from an average of 72 MMcfe/day during the first nine months of 1999 to an average of 95 MMcfe/day during the first nine months of 2000 and is primarily attributable to production from new wells drilled during 1999 at Mustang Island A-31, West Cameron 76 and East Cameron 84 and new wells drilled during the second quarter of 2000 at West Cameron 587. In addition, in May 2000, the Company acquired incremental working interests in existing production at Vermilion 203, Mustang Island 858 and West Cameron 76.

         Onshore, production decreased 2% from an average of 118 MMcfe/day during the first nine months of 1999 to an average of 116 MMcfe/day during the first nine months of 2000. During the third quarter of 2000, a shortage of completion equipment and crews in South Texas caused the Company to experience delays in bringing new wells on-line in the Charco Field. The Company expects Charco Field production to increase during the fourth quarter 2000 as a third drilling rig was added in September 2000 and completion crews and equipment have become more readily available.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 63% from $103.6 million for the nine months ended September 30, 1999 to $168.9 million for the nine months ended September 30, 2000 as a result of a 44% increase in average realized natural gas prices, from $2.00 per Mcf in the nine months ended September 30, 1999 to $2.88 per Mcf in the nine months ended September 30, 2000 combined with a 12% increase in production for the same period.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $2.88 per Mcf for the nine months ended September 30, 2000, which was 86% of the average unhedged natural gas price of $3.33 that otherwise would have been received, resulting in natural gas and oil revenues for the nine months ended September 30, 2000 that were $25.2 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding nine month period during 1999, the Company realized an average gas price of $2.00 per Mcf, which was 98% of the average unhedged natural gas price of $2.05 that otherwise would have been received, resulting in natural gas and oil revenues that were $2.6 million lower than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 30% from $13.4 million for the nine months ended September 30, 1999 to $17.4 million for the nine months ended September 30, 2000. On an Mcfe basis, lease operating expenses increased from $0.26 per Mcfe for the nine first months of 1999 to $0.30 per Mcfe for the first nine months of 2000. The increase in lease operating expenses and lease operating expenses on a per unit basis for the nine months ended September 30, 2000 is attributable to the continued expansion of the Company's operations combined with an increase in service costs across the industry during the first half of 2000. Severance tax, which is a function of volume and revenues generated from onshore production, increased from $3.8 million for the nine months ended September 30, 1999 to $6.1 million for the nine months ended September 30, 2000. On an Mcfe basis, severance tax increased from $0.07 per Mcfe for the nine month periods ended September 30, 1999 to $0.11 per Mcfe for the corresponding period of 2000. The increase in severance tax expense and the rate per Mcfe reflects the higher natural gas prices received during the first nine months of 2000 as compared to the first nine months of 1999.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 15% from $53.7 million for the nine months ended September 30, 1999 to $61.7 million for the nine months ended September 30, 2000. Depreciation, depletion and amortization expense per Mcfe increased 3% from $1.04 for the nine months ended September 30, 1999 to $1.07 for the nine months ended September 30, 2000. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. The higher depletion rate is primarily a result of a higher level of capital spending during first nine months of 2000 as compared to the corresponding period of 1999.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $3.9 million and $2.6 million for the nine months ended September 30, 1999 and 2000, respectively, increased 131% from $2.9 million for the nine months ended September 30, 1999 to $6.7 million for the nine months ended September 30, 2000. Included in reimbursements received from working interest owners were reimbursements totaling $1.9 million for the first nine months of 2000 and $3.3 million for corresponding period of 1999 received from KeySpan pursuant to the KeySpan Joint Venture (see Note --4 Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $3.8 million and $7.3 million, respectively, for the nine months ended September 30, 1999 and 2000. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the first nine months of 2000 as compared to the corresponding period of 1999. Aggregate general and administrative expenses are higher during the first nine months of 2000 due to expansion of the Company's technical workforce combined with an increase in incentive compensation and benefit related expenses. On an Mcfe basis, general and administrative expenses increased 100% from $0.06 for the nine months ended September 30, 1999 to $0.12 for the nine months ended September 30, 2000. The higher rate per Mcfe during the first nine months of 2000 reflects an increase in aggregate general and administrative expenses and the effect of the reduction in the KeySpan Joint Venture reimbursements offset in part by an increase in capitalized expenses.

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

         Interest Expense, Net. Interest expense, net of capitalized interest, decreased 5% from $9.6 million for the nine months ended September 30, 1999 to $9.1 million for the nine ended September 30, 2000. As a result of an increase in exploratory drilling during the current year, capitalized interest increased 17% from $8.6 million for nine months ended September 30, 1999 to $10.1 million for the nine months ended September 30, 2000. The increase in aggregate interest expense was attributable to higher average debt levels during the first three months of 2000 prior to the conversion of the KeySpan Facility on March 30, 2000 combined with higher interest rates paid during the first nine months of 2000.

         Income Tax Provision. The provision for income taxes increased from an expense of $6.6 million for the first nine months of 1999 to an expense of $22.9 million for the first nine months of 2000 due to the 219% increase in pretax income during the first nine months of 2000 from $21.1 million for the nine months ended September 30, 1999 to $67.3 million for the first nine months of 2000 as a result of the combination of higher natural gas prices and increased production offset in part by the increase in operating expenses.

         Operating Income and Net Income. Despite the 25% increase in operating expenses, the 12% increase in production and the 44% increase in realized natural gas prices was significant enough to cause operating income to increase 155% from $30.7 million for the first nine months of 1999 to $78.2 million for the first nine months of 2000. Correspondingly, net income increased 206% from $14.5 million for the nine months ended September 30, 1999 to $44.4 million for the nine months ended September 30, 2000. Absent the strategic review expenses of $1.8 million ($1.2 million net of tax), net income for the first nine months of 2000 would have been $45.6 million.

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

         Cash Flows From Operations. As of September 30, 2000, the Company had working capital of $16.2 million and $35.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the nine ended September 30, 2000 was $110.0 million compared to $63.7 million for the nine months ended September 30, 1999. The 73% increase in working capital during the first nine months of 2000 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in exploration and development activity. The Company's cash position decreased during the first nine months of 2000 by a net pay down of borrowings under its revolving bank credit facility of $7.0 million. In addition, cash increased by $5.6 million during the first nine months of 2000 due to the issuance of common stock from the exercise of stock options. Funds used in investing activities consisted of $121.7 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $13.1 million from $15.5 million at December 31, 1999 to $2.4 million at September 30, 2000.

         Capital Expenditures. During the first nine months of 2000, the Company invested a total of $121.6 million in natural gas and oil properties. This included $17.6 million for exploration, $68.8 million for development drilling, workovers and construction of platforms and pipelines, $23.5 million for leasehold and leasehold acquisition costs and $11.7 million for property acquisition costs. In May 2000, the Company acquired incremental working interests in three existing offshore properties: West Cameron 76, Mustang Island 858 and Vermilion 203. Net proved reserves for the natural gas and oil interests acquired are estimated at approximately 8 Bcfe as of April 1, 2000, the effective date of the acquisition. The $8.0 million purchase price was paid from working capital. In September 2000, the Company acquired an incremental working interest in two recently drilled wells at Vermilion 408 for $3.7 million in cash. The Company, together with KeySpan, drilled the first exploratory well at Vermilion 408 in December 1999 and drilled the second exploratory well during the third quarter 2000. Initial production from the block is expected in the fourth quarter of 2001. The Company's post-acquisition working interest in Vermilion 408 is approximately 30.8%.

         At the Company's quarterly meeting of its Board of Directors held on October 18, 2000, the Company's capital expenditure budget for the year 2000 was increased from $150 million to $175 million. The initial capital expenditure budget of $125 million was increased to $150 million in July 2000. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. The capital expenditure budget includes development costs associated with recent discoveries and newly acquired properties and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2000. The Company will continue to evaluate its capital spending plans throughout the remainder of the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its revolving bank credit facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Under the terms of the joint exploration agreement between KeySpan and the Company, as amended, (the "KeySpan Joint Venture"), KeySpan has agreed to commit approximately $35 million during 2000 to drill approximately nine offshore exploratory wells and to complete the development and facility installation of the nine successful wells drilled under the KeySpan Joint Venture during 1999. During the first nine months of 2000,

KeySpan spent approximately $28.6 million and together with the Company completed the drilling of five successful exploratory wells, two of which were in progress at December 31, 1999, and three unsuccessful wells, of which one was a development well. Currently, the Company and KeySpan are in the process of drilling three exploratory wells under the terms of the joint venture: Mustang Island 317 and 726 and High Island 115. During the third quarter of 2000, the Company and KeySpan began completion and facility installation at Galveston Island 190 and 389 and Matagorda Island 704. Initial production is expected from these new facilities by the end of November 2000 together with initial production from two wells drilled under the terms of the KeySpan Joint Venture that are currently under completion at North Padre Island 883 which is operated by a third party.

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

         Capital Structure

         Credit Facility. The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At September 30, 2000, the borrowing base was $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At September 30, 2000, $174 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to September 30, 2000, the Company borrowed an additional $1.0 million under the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $175.4 million as of October xx, 2000.

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

         As of October 19, 2000, the Company had entered into commodity price hedging contracts with respect to its gas production as listed below. Natural gas production during the month of September 2000 was 6,261 MMcf (6,481 million British thermal units, or MMMbtu).

                                                                      COLLARS
                                                  ---------------------------------------------------
                                                                                  NYMEX
                                                   VOLUME                    CONTRACT PRICE
                   PERIOD                         (MMMBTU)           AVERAGE FLOOR    AVERAGE CEILING
--------------------------------------------      --------           -------------    ---------------
October 2000................................        4,650                2.640              3.191
November 2000...............................        3,000                2.840              3.549
December 2000...............................        3,100                2.840              3.549
January  2001...............................        1,860                3.000              3.630
February 2001...............................        1,680                3.000              3.630
March 2001..................................        1,860                3.000              3.630

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

         The Company plans to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement , as amended, requires companies to report the fair value of derivatives on the balance sheet and record in income or in comprehensive income, as appropriate, any changes in the fair value of the derivative. The Company estimates, using NYMEX forward prices as of October 19, 2000, that when SFAS 133 is adopted on January 1, 2001, a liability of approximately $7.2 million would be recorded to reflect the fair market value of hedges currently in place for the period subsequent to January 2001. Because the Company's hedges currently in place qualify for hedge accounting, an offsetting entry would be made to other comprehensive income for a substantial portion of the estimated $7.2 million fair value.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:


EXHIBIT NO.                          DESCRIPTION

*  10.1   --  Restated Exploration Agreement dated June 30, 2000 between The
              Houston Exploration Company and KeySpan Exploration and
              Production, L.L.C.

*  27.1   --  Financial Data Schedule.

----------

*  Filed herewith.

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE HOUSTON EXPLORATION COMPANY


                                   By:           /s/ James G. Floyd
                                      -----------------------------------------
                                                   James G. Floyd
Date: October 19, 2000                  President and Chief Executive Officer



                                   By:        /s/ James F. Westmoreland
                                      -----------------------------------------
                                                 James F. Westmoreland
Date: October 19, 2000                Vice President, Chief Accounting Officer,
                                                Comptroller and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
*  10.1   --      Restated Exploration Agreement dated June 30, 2000 between The
                  Houston Exploration Company and KeySpan Exploration and
                  Production, L.L.C.

*  27.1   --      Financial Data Schedule.



----------

*  Filed herewith.