Form 10-K405
period 2000-12-31
HOUSTON EXPLORATION CO
filed 2001-02-23
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO
                          COMMISSION FILE NO. 001-11899

                                   ----------

                         THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     22-2674487
      (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


         1100 LOUISIANA, SUITE 2000                             77002-5215
               HOUSTON, TEXAS                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                             NAME OF EACH
       TITLE OF EACH CLASS                          EXCHANGE ON WHICH REGISTERED
       -------------------                          ----------------------------
Common Stock, $.01 par value                           New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2008              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $316,519,974 of February 21, 2001, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $32.95 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of February 21, 2001, 29,986,461 shares of common stock were outstanding.

                     INCORPORATION OF DOCUMENTS BY REFERENCE

     Portions of The Houston Exploration Company's definitive proxy statement relating to the registrant's 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

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

         The Company believes that its primary strengths are its high quality reserve base, its substantial inventory of high potential offshore exploration prospects, its onshore portfolio of high impact exploitation and development opportunities, its expertise in generating new prospects, the geographic focus of its operating areas and its low-cost operating structure. At December 31, 2000, net proved reserves were 562 Bcfe with a discounted present value of cash flows before income taxes ("PV-10%") of $2.8 billion. The Company's focus is natural gas and approximately 94% of its net proved reserves at December 31, 2000 were natural gas and approximately 77% were classified as proved developed. The Company operates approximately 85% of its production.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of December 31, 2000, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 68% of the outstanding shares of Houston Exploration's common stock. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider that (i) distributes natural gas to 2.4 million customers in the Brooklyn, Long Island, Queens and Staten Island areas of New York and to customers in eastern and central Massachusetts and central New Hampshire; (ii) generates and manages electricity transmission and distribution through the ownership and operation of generating plants throughout New York State and through its contract with the Long Island Power Authority to manage electricity service to 1.1 million customers in the Long Island area; and (iii) through its other subsidiaries is involved in various energy services and energy related investments including wholesale and retail gas and electric marketing; appliance service and installation; large energy-system installation and management; fiber optic telecommunications and energy-related internet activities.

         The Company's principal executive offices are located at 1100 Louisiana, Suite 2000, Houston, Texas 77002 and its telephone number is (713) 830-6800.

BUSINESS STRATEGY

         The Company's strategy is to continue to increase its reserves, production and cash flow through the application of a three-pronged approach that combines (i) high potential offshore exploration; (ii) lower risk, high impact exploitation and development drilling onshore; and (iii) selective opportunistic acquisitions. From January 1, 1995 through December 31, 2000, the Company increased its proved reserve base at a compound annual growth rate of 29% and increased its annual production at a compound annual growth rate of 20%. During the past five years, the Company produced a total of 297 Bcfe and added 664 Bcfe of net proved reserves of which 338 Bcfe were added through exploration and development and 326 Bcfe were added through acquisitions. In total, the Company replaced 224% of production through drilling and acquisitions, with 114% replaced through the drillbit alone. During the fourth quarter of 2000, daily production averaged 237 MMcfe per day.

         The Company focuses on the following elements in implementing this strategy:

High Potential Exploratory and Development Drilling in the Gulf of Mexico

         The Company holds interests in 106 lease blocks, representing 532,296 gross (417,294 net) acres, in federal and state waters in the Gulf of Mexico, of which 70 blocks are undeveloped. The Company believes it has assembled a four-year inventory of offshore prospects. Of its undeveloped leases, 15 have been evaluated, permitted and are ready to drill. The Company plans to drill approximately eight exploratory wells in the Gulf of Mexico in 2001. The successful completion of any one of these wells could substantially increase the Company's reserves. Over the past five years, the Company has drilled 28 successful exploratory wells and 17 successful development wells in the Gulf of Mexico, representing a historical success rate of 69%. The Company anticipates that approximately $150 million of its $225 million 2001 capital expenditure budget (excluding acquisitions) will be spent on offshore projects. In addition, the Company intends to continue its participation in federal lease sales and to actively pursue attractive farm-in opportunities as they become available. The Company's management believes that the Gulf of Mexico remains attractive for future exploration and development activities due to the availability of geologic data, remaining reserve potential and the infrastructure of gathering systems, pipelines, platforms and providers of drilling services and equipment. Offshore properties account for 41% of the Company's net proved reserves as of December 31, 2000. During the fourth quarter of 2000, average net production from the Company's Gulf of Mexico properties was approximately 112 MMcfe per day.

Lower Risk, High Impact Exploitation and Development Drilling Onshore

         The Company owns significant onshore natural gas and oil properties in the Lobo trend in South Texas, the South Lake Arthur and Lake Pagie Fields in South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and the Appalachian Basin in West Virginia. These properties favor exploitation and development drilling and generate the cash flow for offshore exploration and growth. Onshore properties account for 59% of net proved reserves at December 31, 2000. Complementing the offshore properties, the Company's onshore properties are typically characterized by relatively longer reserve lives, more predictable production streams and lower operating cost structures. Over the past five years, the Company has drilled or participated in the drilling of 140 successful development wells and seven successful exploratory wells onshore, together representing a historical drilling success rate of 84%. The Company has identified an extensive inventory of more than 200 potential onshore drilling locations, of which approximately 90 are located in the Charco Field in South Texas. The Company anticipates that approximately $75 million of its $225 million 2001 capital expenditure budget (excluding acquisitions) will be spent on onshore projects, including the drilling of approximately four exploratory wells and 40 development wells. During the fourth quarter of 2000, average net production from the Company's onshore properties was approximately 125 MMcfe per day.

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

Use of Advanced Technology for In-House Prospect Generation

         The Company generates virtually all of its exploration prospects utilizing in-house geological and geophysical expertise. The Company uses advanced technology, including 3-D seismic and in-house computer-aided exploration technology, to reduce risks, lower costs and prioritize drilling prospects. The Company has assembled a library of 3-D seismic data, covering approximately 98% of its undeveloped offshore lease blocks and other possible lease and acquisition prospects in the Gulf of Mexico, 148 square miles covering the Charco Field and surrounding areas and approximately 100 square miles in South Louisiana. The Company has 15 geologists and geophysicists with a combined industry experience averaging over 25 years and 10 geophysical workstations for use in interpreting 3-D seismic data. The availability of 3-D seismic data for Gulf of Mexico properties at reasonable costs has improved the Company's ability to identify exploration and development prospects in its existing inventory of properties and to define possible lease and acquisition prospects.

High Percentage of Operated Properties

         Acquiring operating positions is a key component of the Company's strategy. Properties operated by the Company account for approximately 85% of its production. The Company prefers to operate its properties in order to manage production performance while controlling operating expenses and the timing and amount of capital expenditures. The Company also pursues cost savings through the use of outside contractors for much of its offshore field operations activities. As a result of these and other factors, the Company achieved lease operating expense (excluding severance taxes of $0.12 per Mcfe) of $0.30 per Mcfe of production and net general and administrative expense of $0.11 per Mcfe of production for the year ended December 31, 2000.

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

KEYSPAN JOINT VENTURE

         Effective January 1, 1999, the Company entered into a joint exploration agreement (the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial two year term expiring December 31, 2000. Under the terms of the KeySpan Joint Venture, the Company contributed all of its then undeveloped offshore acreage to the joint venture and KeySpan received 45% of Houston Exploration's working interest in all prospects drilled under the program. KeySpan paid 100% of actual intangible drilling costs for the joint venture up to a specified maximum per year and all additional intangible drilling costs incurred were paid 51.75% by KeySpan and 48.25% by Houston Exploration. Revenues are shared 55% Houston Exploration and 45% KeySpan. In addition, the Company received reimbursements from KeySpan for a portion of its general and administrative costs.

         During the two year term of the joint drilling program beginning January 1, 1999 and ending December 31, 2000, the Company, together with KeySpan, drilled a total of 21 wells: 17 exploratory and four development, five of which were unsuccessful. KeySpan spent a total of $82.1 million on exploration and development and Houston Exploration received a total of $7.3 million in general and administrative cost reimbursements.

         Effective December 31, 2000, the Company and KeySpan agreed to terminate the KeySpan Joint Venture. As a result, KeySpan will not participate in the Company's future offshore exploration prospects nor will the Company receive any reimbursement from KeySpan for future general and administrative costs. However, pursuant to the terms of the agreement entered into in connection with the KeySpan Joint Venture, KeySpan will continue to maintain its working interest in all wells drilled under the joint venture agreement. KeySpan has agreed to continue the development of its working interests in prospects drilled under the drilling program and, for the year 2001, KeySpan has agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000.

GULF OF MEXICO PROPERTIES

         The Company holds interests in 106 offshore blocks, of which 32 are currently producing. The Company operates 22 of these producing blocks, accounting for approximately 80% of the Company's offshore production. The following table lists the Company's net proved reserves, average working interest and the operator for the Company's ten largest offshore properties as of December 31, 2000. These properties represent over 80% of the Company's Gulf of Mexico proved reserves and approximately 85% of its offshore production during 2000:


                                               NET PROVED RESERVES AT DECEMBER 31, 2000
                                               ----------------------------------------

                                                                                           AVERAGE
                                                  GAS             OIL         TOTAL        WORKING
          OFFSHORE FIELDS                        (MMcf)         (MBbls)      (MMcfe)       INTEREST    OPERATOR
-------------------------------------------     -------         -------      --------      --------  ------------
Mustang Island Blocks A-31/32 .............      65,650           178         66,718         100%     Company

West Cameron Blocks 76/77/60/61 ...........      24,509           170         25,529          15%     Third Party

East Cameron Blocks 82/83 .................      22,880           263         24,458         100%     Company

West Cameron Block 587 ....................      15,188            --         15,188          64%     Third Party

Mustang Island Blocks 858/868 .............       9,939           243         11,397          83%     Company

South Timbalier Block 317 .................         840         1,479          9,714          55%     Company

High Island Blocks 38/39 ..................       9,186            67          9,588          45%     Company

Vermilion Block 408 .......................       2,383         1,127          9,145          31%     Company

Matagorda Island Blocks 651/671/672 .......       9,594            18          9,702          67%     Company

North Padre Island Block 883 ..............       4,802            56          5,138          17%     Third Party

All Other Gulf of Mexico (13 fields) ......      36,601         1,160         43,561
                                                -------         -----        -------
Total Gulf of Mexico ......................     201,572         4,761        230,138
                                                =======         =====        =======

         Drilling Activity. During 2000, the Company drilled 14 successful wells (eight exploratory and six development) and four unsuccessful wells (two exploratory and two development) on its Gulf of Mexico properties. KeySpan participated in 13 of the wells drilled during 2000: all eight of the successful exploratory wells, the two successful development wells and three of the four unsuccessful wells. Discoveries were made at North Padre Island 883, Matagorda Island 704, High Island 133, Mustang Island 726, Vermilion 408 and South Timbalier 317. Four development wells were drilled on proved acreage acquired by the Company in November 1999 at West Cameron 587. During the second half of 2000, development wells were drilled at North Padre Island 883 and Mustang Island 726 to further delineate discoveries made earlier during 2000.

         The Company plans to drill approximately eight offshore exploratory wells during 2001 and five development wells. At December 31, 2000, the Company had two offshore exploratory wells in progress: East Cameron 83 and Mustang Island 860-L. The well at East Cameron 83 is successful and is currently being completed with initial production expected early in the second quarter of 2001. The well at Mustang Island 860-L was found to be unproductive. As of February 21, 2000, the Company was participating in the drilling of one exploratory well at Mustang Island 933-S. Due to the termination of the primary term of the KeySpan Joint Venture effective as of December 31, 2000, KeySpan is not participating in the Company's exploratory wells that are currently in progress; however, pursuant to the terms of the KeySpan Joint Venture, KeySpan will continue to participate in the future development of its successful prospects drilled during 1999 and 2000.

         Development Activity. During 2000, the Company completed platform and facilities fabrication and installation at Galveston Island 389, Galveston Island 190, Matagorda 704, North Padre Island 883 and High Island 133. All of these blocks are currently producing. Pipeline construction is currently in progress at Galveston Island 144 and the Company plans to begin facility construction at South Timbalier 317 and Vermilion 408 during 2001.

         Capital Spending. Capital spending associated with the Company's Gulf of Mexico properties during 2000 was $121.1 million, including $31.2 million for exploratory drilling, $48.8 million for development drilling and platform and facilities construction and $41.1 million for property acquisition and leasehold costs, which includes $13.9 million for the acquisition of incremental working interests in existing production at Vermilion 203, West Cameron 76 and Mustang Island 858 together with incremental interests in discoveries made during 2000 at High Island 133 and Vermilion 408.

         During the initial two-year term of the KeySpan Joint Venture, KeySpan participated with the Company in drilling 21 offshore wells and spent a total of $82.1 million on exploration and development, with $46.5 million spent during 2000 and $35.6 million spent during 1999. The Company received from KeySpan a total of $7.3 million in general and administrative expense reimbursements, with $2.5 million received during 2000 and $4.8 million received during 1999.

         For 2001, pursuant to the secondary term of the KeySpan Joint Venture, KeySpan has committed to a capital budget of $17 million for development of its working interests in prospects drilled under the KeySpan Joint Venture during 1999 and 2000. The Company is estimating it will spend approximately $150 million of its capital expenditure budget of $225 million on offshore projects during 2001.

ONSHORE PROPERTIES

         The Company also owns significant onshore natural gas and oil properties in South Texas, South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia. These properties represent interests in 1,242 gross (844.1 net) producing wells, approximately 85% of which the Company is the operator of record, and 175,320 gross (109,657 net) acres.

         The following table lists the Company's average working interest and net proved reserves for its core onshore areas of operation as of December 31, 2000, representing all of the Company's onshore reserves:

                                                                                     NET PROVED RESERVES AT
                                                                                        DECEMBER 31, 2000
                                                                    AVERAGE     ---------------------------------
                                                                    WORKING      GAS         OIL           TOTAL
ONSHORE OPERATING AREAS                                             INTEREST    (MMcf)      (MBbls)       (MMcfe)
-----------------------                                             --------    -------     --------      -------
Charco Field (South Texas) .................................          100%      163,333           76      163,789
South Lake Arthur and Lake Pagie (South Louisiana) .........           55%       33,038          359       35,192
Chismville/Massard Field (Arkansas) ........................           73%       85,067           --       85,067
Wilburton, Panola and Surrounding Fields (Oklahoma) ........           23%        8,121           --        8,121
Willow Springs and Surrounding Fields (East Texas) .........           53%        9,507           93       10,065
Appalachian Area (West Virginia) ...........................           60%       28,880           63       29,258
                                                                                -------      -------      -------
Total Onshore ..............................................                    327,946          591      331,492
                                                                                =======      =======      =======

         The Company drilled or participated in the drilling of 44 successful development wells and one successful exploratory well on its onshore properties during 2000. During this same period, the Company drilled or participated in the drilling of four development wells that were not successful. Capital spending associated with the Company's onshore drilling program during 2000 was approximately $62.9 million, including $54.5 million for development, $3.0 million for exploration and $5.4 million for leasehold acquisition costs. The Company did not acquire any onshore properties during 2000.

         The Company is estimating it will spend approximately $75 million of its 2001 capital expenditure budget of $225 million on onshore projects. For 2001, the Company plans to drill approximately four onshore exploratory wells and 40 onshore development wells: 25 in the Charco Field, four wells in South Louisiana, 16 wells in the Arkoma Basin. The Company believes it has identified enough additional development and exploratory projects on its existing acreage to maintain an active drilling program for the next four to six years.

         The following is a description of the Company's most significant onshore properties:

         Charco Field. The Charco Field is located in Zapata County, Texas. The Company acquired its properties in the Charco Field in July 1996. The Company owns a 100% working interest in the approximately 239 active wells in the Charco Field, all of which are operated by the Company. Since the acquisition of the Charco Field in July 1996, the Company has used an active drilling and workover program to increase production and reserves from the field. Production has more than doubled since July 1996, from an average of 38 MMcfe per day, net to the Company's interest, to an average of 91 MMcfe per day, net to the Company's interest, during the fourth quarter of 2000. The Company has drilled 87 successful wells, added 165 Bcfe in reserves and produced 115 Bcfe since the acquisition of the Charco Field. During 2000, the Company successfully drilled 25 development wells and three unsuccessful development wells. The Company is continuing its interpretation of 3-D seismic data covering 148 square miles of its Charco Field properties and the surrounding area. Subsequent to year end, the Company has successfully drilled and completed four development wells and is currently in the process of drilling three new development wells.

         South Lake Arthur and Lake Pagie Fields. The South Lake Arthur Field is located primarily in Vermilion Parish and the Lake Pagie Field is located primarily in Terrebonne Parish, both in South Louisiana. The Company acquired the producing properties together with undeveloped acreage initially in April 1998 and purchased additional interests in South Lake Arthur wells in October and November 1998. The Company owns interests in 50 producing wells, of which it operates seven wells. Working interests in these wells range from 2% to 70% and average 55%. During 2000, the Company drilled one development well located in South Lake Arthur. The well, a deep test, was drilled to approximately
17,000 feet. The Company has a 52% working interest in the well. The well has been deemed noncommercial, has been temporarily abandoned and is pending further evaluation. During the fourth quarter of 2000, production from the South Louisiana properties averaged approximately 9 MMcfe/d, net to the Company's interest. At December 31, 2000, the Company was participating in the drilling of two exploratory wells: the Latarre Co Inc., located in Terrebonne Parish with a working interest of 15%, which was found to be unproductive and the Clara Gossen Caillouet, located in Acadia Parish with a working interest of 33.3%, which is still in progress and nearing its targeted depth of 17,500 feet.

         Chismville/Massard Field. The Chismville/Massard Field is located in Logan and Sebastian Counties, Arkansas. The Company owns working interests in approximately 196 active wells, of which it operates 112 wells. Working interests in these wells range from 11% to 100% and average approximately 73%. During 2000, the Company successfully completed 18 gross (11.6 net) development wells. During the fourth quarter of 2000, production averaged 15 MMcfe/d, net to the Company. The Company plans to maintain at least one drilling rig in Arkoma throughout the year and plans to add an additional drilling rig for a portion of the year. Since December 31, 2000, the Company drilled or participated in the drilling of three (1.3 net) successful wells and two (0.9 net) unsuccessful wells. At February 21, 2001, the Company had four (1.9 net) wells in progress.

         Willow Springs and Surrounding Fields. The Willow Springs Field is located in Gregg County, Texas, with surrounding fields located in Panola and Harrison Counties, Texas. The Company owns working interests in 35 active wells, of which it operates 31 wells. Working interests in these wells range from 3% to 100% and average approximately 53%. During the fourth quarter of 2000, production averaged 3 MMcfe/d, net to the Company.

         Wilburton, Panola and Surrounding Fields. The Wilburton and Panola Fields are located in Latimer County, Oklahoma. The Company owns working interests in 52 active wells, of which it operates 16 wells. Working interests in these wells range from 1% to 63% and average approximately 23%. During 2000, the Company participated in the successful drilling of two (0.6 net) wells, one exploratory and one development well. During the fourth quarter of 2000, production averaged 3 MMcfe/d, net to the Company.

         Appalachian Area. The Belington, Clarksburg and Seneca Upshur Fields are located in Barbour, Randolph, Upshur and Mingo Counties, West Virginia. The Company owns working interests in 668 producing wells, substantially all of which are operated by the Company. Working interests in these wells range from 6% to 100% and average approximately 60%. During the fourth quarter of 2000, production averaged 4 MMcfe/d, net to the Company.

ADDITIONAL FUTURE PROJECTS

         In addition to the properties described above, the Company has accumulated a large inventory of offshore leases comprised of 70 undeveloped blocks representing 357,7991 gross (313,576 net) acres. Of these undeveloped leases, 15 have been evaluated by the Company's geologists and geophysicists and are considered ready to drill. The Company plans to continue active participation in upcoming state and federal lease sales. In addition, the Company continues to actively pursue farm-ins from other companies, interests in joint ventures and potential acquisitions of proved properties. The Company is also evaluating its producing properties for workovers and recompletions which it will undertake in the next several years.

NATURAL GAS AND OIL RESERVES

         The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 2000, 1999 and 1998, and the present values attributable to these reserves at such dates. The reserve data and present values were prepared by Netherland, Sewell & Associates, Inc. ("NSA") and Miller and Lents, Ltd. ("Miller and Lents"), independent petroleum engineering consultants.


                                                                               AS OF DECEMBER  31,
                                                                  ------------------------------------------
                                                                     2000            1999            1998
                                                                  ----------      ----------      ----------
                                                                                (IN THOUSANDS)
Net Proved Reserves(1):
   Natural gas (MMcf) ......................................         529,518         526,185         470,447
   Oil (MBbls) .............................................           5,352           2,470           1,650
   Total (MMcfe) ...........................................         561,630         541,005         480,347
Present value of future net revenues before income
  taxes(2) .................................................      $2,796,478      $  529,671      $  412,933
Standardized measure of discounted future net cash
  flows(3) .................................................      $2,064,027      $  469,225      $  396,060

----------

(1) NSA and Miller and Lents prepared reserve data and present values with respect to properties comprising approximately 78% and 22%, respectively, of the present values attributable to the Company's proved reserves as of December 31, 2000; 76% and 24%, respectively, of the present values attributable to proved reserves as of December 31, 1999; and 71% and 29%, respectively, of the present values attributable to proved reserves as of December 31, 1998.

(2) The present value of future net revenues attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. Average prices per Mcf of natural gas, used in making such present value determinations as of December 31, 2000, 1999 and 1998 were $9.55, $2.01 and $1.83, respectively. Average prices per Bbl of oil used in making such present value determinations as of December 31, 2000, 1999 and 1998 were $24.69, $22.80, and $10.65, respectively.

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

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 2000, 1999 and 1998.

                                                YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------
                                      2000                1999               1998
                                ---------------     ---------------     ---------------
                                GROSS      NET      GROSS      NET      GROSS      NET
                                -----      ----     -----      ----     -----      ----
OFFSHORE DRILLING ACTIVITY:
Exploratory:
     Productive ...........         8       3.0         6       1.4         2       1.3
     Non-Productive .......         2       0.9         2       1.0         5       4.2
                                 ----      ----      ----      ----      ----      ----
          Total ...........        10       3.9         8       2.4         7       5.5
 Development:
     Productive ...........         6       3.3         8       5.5         1       1.0
     Non-Productive .......         2       0.8        --        --         1       0.8
                                 ----      ----      ----      ----      ----      ----
          Total ...........         8       4.1         8       5.5         2       1.8

ONSHORE DRILLING ACTIVITY:
 Exploratory:
     Productive ...........         1       0.1         2       1.2         1       0.3
     Non-Productive .......        --        --        --        --        --        --
                                 ----      ----      ----      ----      ----      ----
          Total ...........         1       0.1         2       1.2         1       0.3
 Development:
     Productive ...........        44      36.5        31      24.3        23      18.2
     Non-Productive .......         4       3.5         6       3.1         4       3.8
                                 ----      ----      ----      ----      ----      ----
          Total ...........        48      40.0        37      27.4        27      22.0

PRODUCTIVE WELLS

         The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 2000.

                              COMPANY
                              OPERATED
                              PLATFORMS      COMPANY OPERATED WELLS   NON-OPERATED WELLS   TOTAL PRODUCTIVE WELLS
                              ---------      ----------------------   ------------------   ----------------------
                                              GROSS         NET        GROSS       NET       GROSS        NET
                                             --------     ---------   -------    -------   ---------   ----------
    OFFSHORE
        Gas ........                29             51        41.4          18        5.0          69       46.4
        Oil ........                --             --          --           4        0.5           4        0.5
                               -------        -------     -------     -------    -------     -------    -------
        Total ......                29             51        41.4          22        5.5          73       46.9
                               =======        =======     =======     =======    =======     =======    =======

    ONSHORE
        Gas ........                            1,056       805.1         182       36.1       1,238      841.2
        Oil ........                                4         2.9          --         --           4        2.9
                                              -------     -------     -------    -------     -------    -------
        Total ......                            1,060       808.0         182       36.1       1,242      844.1
                                              =======     =======     =======    =======     =======    =======

         Productive wells consist of producing wells capable of production, including gas wells awaiting connections. Wells that are completed in more than one producing horizon are counted as one well.

ACREAGE DATA

         The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest as of December 31, 2000. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not such acreage contains proved reserves:


                                    DEVELOPED ACRES         UNDEVELOPED ACRES        UNDEVELOPED ACRES
                                   ------------------     --------------------     --------------------
                                                                                        PROFORMA(2)

                                    GROSS       NET        GROSS        NET         GROSS         NET
                                   -------    -------     -------      -------     -------      -------
         Offshore(1) .........     174,497    103,718     369,319      226,197     357,799      313,576
         Onshore .............     160,520    102,554      14,800        7,103      14,800        7,103
                                   -------    -------     -------      -------     -------      -------
                  Total ......     335,017    206,272     384,119      233,300     372,599      320,679
                                   =======    =======     =======      =======     =======      =======

----------

(1)      Offshore includes acreage in federal and state waters.

(2) Reflects, on a proforma basis, offshore acreage that reverted back to the Company pursuant to the termination of the primary term of the KeySpan Joint Venture, effective January 1, 2001. See Note 6 -- Related Party Transactions.

MARKETING AND CUSTOMERS

         Substantially all of the Company's production is sold at market prices. As is the nature of the exploration, development and production business, production is normally sold to a relatively small number of customers. However, based on the current demand for natural gas and oil, the Company believes that the loss of any of the Company's major purchasers would not have a material adverse effect on the Company. The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the year ended December 31, 2000 to Dynegy, Inc. (22.5%) and Adams Resources and Energy, Inc. (successor to H&N Gas Ltd.) (14.9%); for the year ended December 31, 1999 to Adams Resources and Energy, Inc. (22.5%); and for the year ended December 31, 1998 to H&N Gas Ltd. (27%) and Columbia Energy Services Corporation (12%).

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

ABANDONMENT COSTS

         The Company is responsible for its working interest share of costs to abandon natural gas and oil properties and facilities. The Company provides for its expected future abandonment liabilities by accruing for abandonment costs as a component of depletion, depreciation and amortization as the properties are produced. As of December 31, 2000, total undiscounted abandonment costs estimated to be incurred through the year 2012 were approximately

$13 million for properties in the federal and state waters and are not considered significant for onshore properties. Estimates of abandonment costs and their timing may change due to many factors including actual drilling and production results, inflation rates, and changes in environmental laws and regulations.

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

REGULATION

         The oil and gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability, generally, these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types, quantities and locations of production.

         DRILLING AND PRODUCTION. The Company's operations are subject to various types of regulation at federal, state and local levels. This regulation includes requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states in which the Company operates also regulate the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. State laws regulate the size and shape of drilling and spacing units or proration pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of nature gas and impose certain requirements regarding the ratability of production. These regulations may limit the amount of oil and gas the Company can produce from its wells or limit the number of wells or the locations at which the Company can drill.

         The Company conducts its operations in the Gulf of Mexico on oil and gas leases which are granted by the U.S. federal government and are administered by the Minerals Management Service. The MMS issues leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications, and has recently proposed additional safety-related regulations concerning the design and operating procedures for outer continental shelf production platforms and pipelines. The MMS also has issued regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the outer continental shelf, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The Outer Continental Shelf Lands Act may generally impose liabilities on the Company for its offshore operations conducted on federal leases for costs of clean-up and damages caused by pollution resulting from the Company's operations. Under circumstances such as conditions deemed to be a threat or harm to the environment, the MMS may suspend or terminate any of the Company's operations in the affected area.

         ENVIRONMENTAL MATTERS. The Company's operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to prevent pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. However, the potential impacts of more stringent future laws and regulations cannot be fully quantified at this time.

         The Resource Conservation and Recovery Act ("RCRA") affects oil and gas production activities by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes." However, pursuant to regulations promulgated under RCRA, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy do not constitute "hazardous wastes" subject to RCRA regulation. Nonetheless, such wastes constitute "solid wastes" and are subject to less stringent regulation under RCRA's non-hazardous waste provisions which are administered by the states and typically apply to solid waste disposal facilities. Furthermore, the Environmental Protective Agency ("EPA") has limited the disposal option for certain hazardous wastes and may adopt more stringent disposal standards for non-hazardous wastes. Finally, states may adopt waste handling requirements which are more stringent than the RCRA requirements, and may treat some wastes as hazardous wastes which are not considered hazardous under RCRA.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from responsible classes of persons of the costs and these actions. In the course of its operations, the Company generates wastes that may fall within CERCLA's definition of "hazardous substances." The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which "hazardous substances" have been deposited. The Company has not been named by the EPA or alleged by any third party as being responsible for costs and liability associated with alleged releases of any "hazardous substance" at any "superfund" site.

         The Oil Pollution Act requires the lessee or permittee of an offshore area in which a covered offshore facility is located to establish and maintain financial responsibility of at least $35 million, which may be increased to $150 million for facilities with large worst-case spill potentials and under other circumstances, to cover liabilities related to an oil spill for which the lessee or permittee of the offshore area is statutorily responsible. Owners of multiple facilities are required to maintain financial responsibility for only the facility with the largest potential worst-case spill. The OPA also imposes on responsible parties strict, joint and several, and potentially unlimited liability for removal costs and other damages caused by an oil spill covered by the OPA.

         The Federal Water Pollution Control Act and related state laws provide varying civil and criminal penalties and liabilities for the unauthorized discharge of petroleum products and other pollutants to surface waters. In addition, the federal discharge permitting program prohibits the discharge of produced water, sand and other substances related to the oil and gas industry to coastal waters, and the prevailing trend of water regulation is to reduce allowable discharges.

         The Federal Clean Air Act restricts the emission of air pollutants and affects both onshore and offshore oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of certain toxic air pollutants are being developed by the EPA, and may increase the costs of compliance for certain facilities.

         NATURAL GAS SALES TRANSPORTATION. Historically, the price of the natural gas produced by the Company and the manner in which its production is marketed was affected by federal legislation and regulatory controls. The Federal Energy Regulatory Commission (the "FERC") has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal on January 1, 1993 of all price and non-price controls for sales of domestic natural gas sold in "first sales," which include all sales by the Company of its own production.

         The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of its natural gas. Commencing in 1985, the FERC promulgated a series of orders and regulations that significantly fostered competition in the business of transporting and marketing gas. These orders and regulations induced, and ultimately required, interstate pipeline companies to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether shippers were affiliated with an interstate pipeline company. The FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines.

         Under the FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

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

         We cannot predict future natural gas and oil price movements. If natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues.

         WE MAY BE REQUIRED TO TAKE WRITEDOWNS IF NATURAL GAS AND OIL PRICES DECLINE.

         There is a risk that we will be required under full cost accounting rules to write down the carrying value of our natural gas and oil properties when natural gas and oil prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

         Although natural gas and oil prices have recently reached high levels, we may be required to take writedowns in future periods should prices decline significantly.

         WE MAY NOT BE ABLE TO MEET OUR SUBSTANTIAL CAPITAL REQUIREMENTS.

         Our business is capital intensive. To maintain or increase our base of proved oil and gas reserves, we must invest a significant amount of cash flow from operations in property acquisitions, development and exploration activities. We are currently making and will continue to make substantial capital expenditures to find, develop, acquire and produce natural gas and oil reserves. Our capital expenditure budget for exploration, development and leasehold acquisitions for 2001 is estimated at approximately $225 million. This budget excludes potential property acquisitions. We believe that we will have sufficient cash provided by operating activities and borrowings under our bank credit facility to fund planned capital expenditures in 2001. If our revenues or borrowing base under the bank credit facility decrease as a result of lower natural gas and oil prices, operating difficulties or declines in reserves, we may not be able to expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings. Without continued employment of capital, our oil and gas reserves will decline. We may not be able to obtain debt or equity financing, and cash generated by operations or available under our revolving bank credit facility may not be sufficient to meet our capital requirements.

         THE AMOUNT OF OUR OUTSTANDING INDEBTEDNESS IS SUBSTANTIAL AND COULD HAVE ADVERSE CONSEQUENCES.

         Our outstanding indebtedness at December 31, 2000 was $245 million, and as of February 21, 2001 was $248 million.

         Our level of indebtedness affects our operations in a number of ways. Our bank credit facility and the indenture governing our senior subordinated notes contain covenants that require a substantial portion of our cash flow from operations to be dedicated to the payment of interest on our indebtedness. Accordingly, these funds will not be available for other purposes. Other covenants in these agreements require us to meet the financial tests specified in these agreements and establish other restrictions that limit our ability to borrow additional funds or dispose of assets. They may also affect our flexibility in planning for, and reacting to, changes in business conditions. Moreover, future acquisition and development activities may require us to significantly alter our capitalization structure, which may alter our indebtedness. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. Our future performance may be adversely affected by these economic, financial and business conditions.

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

         WE MAY NOT BE ABLE TO REPLACE RESERVES.

         Our future success depends on our ability to find, develop and acquire natural gas and oil reserves. Without successful exploration, development or acquisition activities, our reserves and revenues will decline over time. Exploration, the continuing development of reserves and acquisition activities require significant expenditures. Our cash flow from operations may not be sufficient for this purpose, and we may not be able to obtain the necessary funds from other sources. If we are not able to replace reserves at sufficient levels, the amount of credit available to us may decrease since the maximum amount of borrowing capacity available under our bank credit facility is based, at least in part, on the estimated quantities of our proved reserves.

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

         OUR ACQUISITION AND INVESTMENT ACTIVITIES MAY NOT BE SUCCESSFUL.

         The successful acquisition of producing properties requires assessment of reserves, future commodity prices, operating costs, potential environmental and other liabilities. These assessments may not be accurate. We review the properties we intend to acquire in a fashion that we believe is generally consistent with industry practice. This review typically includes on-site inspections and the review of environmental compliance reports filed with the Minerals Management Service. This review, however, will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We may not always perform inspections on every platform or well, and structural or environmental problems may not be observable even when an inspection is undertaken. Accordingly, we may suffer the loss of one or more acquired properties due to title deficiencies or may be required to make significant expenditures to cure environmental contamination with respect to acquired properties. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities and we typically acquire structures on a property on an "as is" basis.

         WE ARE SUBJECT TO RISKS RELATED TO OUR HEDGING ACTIVITIES.

         Almost all our revenues are generated from the sale of the natural gas we produce. Periodically, we enter into hedging arrangements relating to a portion of our natural gas production to achieve a more predicable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. Hedging instruments used are fixed price swaps, collars and options. While the use of these types of hedging instruments limits the downside risk of adverse price movements, they are subject to a number of risks, including instances in which the benefit to revenues is limited when natural gas prices increase. For example, as a result of hedges, our fourth quarter 2000 net income was $21.1 million, or $13.7 (net of taxes) million less than it would have been had we not hedged 50% of our natural gas production. In addition, counter parties to our futures contract may not be able to meet the financial terms of the hedging transactions with us.

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

         POTENTIAL CONFLICTS OF INTEREST WITH OUR MAJORITY STOCKHOLDER.

         A variety of conflicts of interest between KeySpan and our public stockholders may arise as a result of KeySpan's ownership of 68% of our common stock. KeySpan may decide to sell all or part of its ownership interest in us in a transaction that does not provide other stockholders the opportunity to sell their shares to the purchaser for a price reflecting a change of control premium. Further, KeySpan is in a position to control:

         o        the election of entire Board of Directors;

         o the outcome of the vote on all matters requiring the vote of our stockholders;

         o        all matters relating to our management;

         o the acquisition or disposition of our assets, including the sale of our business as a whole;

         o        payment of dividends on our common stock;

         o        the future issuance of our common stock or other securities;
                  and

         o hedging, drilling, operating and acquisition expenditure plans.

         The Chairman of our Board of Directors, Robert B. Catell, is also the Chairman of the Board of Directors and Chief Executive Officer of KeySpan. In addition to Mr. Catell, four of our nine other directors are also affiliated with KeySpan: Craig G. Matthews is President and Chief Operating Officer of KeySpan; Gerald Luterman is Senior Vice President and Chief Financial Officer of KeySpan; H. Neil Nichols is Senior Vice President of Corporate Development and Asset Management of KeySpan; and James Q. Riordan is a director of KeySpan.

EMPLOYEES

         As of December 31, 2000, the Company had 110 full time employees, 70 of whom are located at the Company's headquarters in Houston, Texas and the remainder of whom are located at field offices. None of the Company's employees are represented by a labor union. The Company contracts with OCS to conduct all of the day to day operations of the Company's offshore properties. See "Third Party Contractors."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 2000.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock (symbol: THX) is traded on the New York Stock Exchange. The following table sets forth the range of high and low sales prices for each calendar quarterly period from January 1, 1999 through December 31, 2000 as reported on the New York Stock Exchange:


YEAR ENDED DECEMBER 31, 2000         HIGH                  LOW
                                   -------               -------
First Quarter ......               $20.938               $14.500
Second Quarter .....                25.750                17.375
Third Quarter ......                28.313                21.188
Fourth Quarter .....                39.750                21.875

YEAR ENDED DECEMBER 31, 1999        HIGH                   LOW
                                   -------               -------
First Quarter ......               $20.500               $12.000
Second Quarter .....                20.625                16.625
Third Quarter ......                23.125                18.500
Fourth Quarter .....                22.875                17.688

         As of February 21, 2001, 29,986,461 shares of common stock were outstanding and the Company had approximately 45 stockholders of record and approximately 3,300 beneficial owners.

DIVIDENDS

         The Company has not paid any cash dividends during the two most recent fiscal years and does not anticipate declaring any dividends in the foreseeable future. The Company expects that it will retain its cash for the operation and expansion of its business, including exploration, development and acquisition activities. The Company's bank credit facility and the indenture governing the 85/8% Senior Subordinated Notes contain restrictions on the payment of dividends to holders of common stock. Accordingly, the Company's ability to pay dividends will depend upon these restrictions and the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table shows selected financial data derived from the Company's consolidated financial statements for each of the five years in the period ended December 31, 2000. The financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto.




                                                                                YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                          2000           1999           1998            1997           1996
                                                        ---------      ---------      ---------       ---------      ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Natural gas and oil revenues ...................      $ 270,595      $ 150,580      $ 127,124       $ 116,349      $  64,864
  Other ..........................................          1,738          1,147          1,123           1,297          1,040
                                                        ---------      ---------      ---------       ---------      ---------
        Total revenues ...........................        272,333        151,727        128,247         117,646         65,904
Expenses:
  Lease operating ................................         23,553         18,406         16,199          14,146         10,800
  Severance tax ..................................          9,757          5,444          4,967           4,233          1,401
  Depreciation, depletion and amortization .......         89,239         74,051         79,838          59,081         33,732
  Writedown in carrying value ....................             --             --        130,000              --             --
  General and administrative, net ................          8,928          4,150          6,086           5,825          6,249
                                                        ---------      ---------      ---------       ---------      ---------
        Total operating expenses .................        131,477        102,051        237,090          83,285         52,182
Income (loss) from operations ....................        140,856         49,676       (108,843)         34,361         13,722
Strategic review expenses(1) .....................          1,752             --             --              --             --
Interest expense, net ............................         11,361         13,307          4,597             938          2,875
                                                        ---------      ---------      ---------       ---------      ---------
Income (loss) before income taxes ................        127,743         36,369       (113,440)         33,423         10,847
Income tax provision (benefit) ...................         42,485         11,748        (40,754)         10,173          2,205
                                                        ---------      ---------      ---------       ---------      ---------
Net income (loss) ................................      $  85,258      $  24,621      $ (72,686)      $  23,250      $   8,642
                                                        =========      =========      =========       =========      =========

Net income (loss) per share ......................      $    3.06      $    1.03      $   (3.05)      $    1.00      $    0.49
                                                        =========      =========      =========       =========      =========
Net income (loss) per share--diluted .............      $    3.02      $    0.95      $   (3.05)      $    0.97      $    0.49
                                                        =========      =========      =========       =========      =========

Weighted average shares ..........................         27,860         23,906         23,768          23,337         17,532
Weighted average shares--diluted .................         28,213         28,310         23,768          24,028         17,687

Ratio of earnings to fixed charges(2) ............           5.5x           2.0x            N/M            5.0x           2.2x


                                                                                YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                          2000           1999           1998            1997           1996
                                                        ---------      ---------      ---------       ---------      ---------
                                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Property, plant and equipment, net ...............      $ 705,390     $  610,116      $ 536,582       $443,738      $  359,124
Total assets .....................................        837,384        678,483        569,452        491,391         401,285
Long-term debt and notes .........................        245,000        281,000        313,000        113,000          65,000
Stockholders' equity .............................        396,742        217,590        192,530        256,187         233,300

----------

(1) Represents a nonrecurring expenses incurred in connection with KeySpan's and the Company's decision to review strategic alternatives for the Company and KeySpan's investment in the Company, including the possible sale of all or a portion of the Company. See Note 6 -- Related Party Transactions.

(2) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before tax plus fixed charges, adjusted to exclude capitalized interest. Fixed charges consist of interest expense, whether expensed or capitalized, and the estimated interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for each year in the three-year period ended December 31, 2000. The Company's historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of (i) exploratory drilling in the Gulf of Mexico; (ii) lower risk, high impact exploitation and development drilling onshore; and (iii) selective opportunistic acquisitions both offshore and onshore. At December 31, 2000, the Company had net proved reserves of 562 Bcfe, 94% of which were natural gas and 77% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering ("IPO") of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of December 31, 2000, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 68% of the outstanding shares of Houston Exploration's common stock. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider that (i) distributes natural gas to
2.4 million customers in the Brooklyn, Long Island, Queens and Staten Island areas of New York and to customers in eastern and central Massachusetts and central New Hampshire; (ii) generates and manages electricity transmission and distribution through the ownership and operation of generating plants throughout New York State and through its contract with the Long Island Power Authority to manage electricity service to 1.1 million customers in the Long Island area; and
(iii) through its other subsidiaries is involved in various energy services and energy related investments including wholesale and retail gas and electric marketing; appliance service and installation; large energy-system installation and management; fiber optic telecommunications and energy-related internet activities.

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

         At December 31, 2000, the Company estimated, using an average wellhead price of $9.55 per mcf, that a $1.4 billion (after tax) full cost ceiling "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation imposed under full cost accounting. At December 31, 1999, the Company estimated, using a wellhead price of $2.01 per Mcf, that a $99.2 million (after tax) full cost ceiling "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation imposed under full cost accounting.

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

         New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires companies to report the fair market value of derivatives on the balance sheet and record in income or in accumulated other comprehensive income, as appropriate, any changes in the fair market value of the derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and recorded a liability of $75 million to reflect the then negative fair market value of its hedge position in place, covering the months January 2001 through December 2001. Because the Company's hedges qualify for hedge accounting and pursuant to certain transition rules, under SFAS 133, an offsetting entry has been made to accumulated other comprehensive income, a component of stockholders' equity. The Company estimates, using New York Mercantile Exchange ("NYMEX") prices as of February 21, 2001, that it will incur a loss of approximately $31 million during the first three months of 2001 relating to hedges in place at December 31, 2000. The fair market value of its hedge position for the remainder of 2001 (April through December) is estimated, using February 21, 2001 prices, to be a liability of approximately $10 million. The increase in fair market value of the Company's costless collars is due to the significant decline in NYMEX prices since December 31, 2000.

Recent Developments

         KeySpan Joint Venture. Effective December 31, 2000, the Company and KeySpan agreed to terminate their joint exploration agreement (the "KeySpan Joint Venture"). Effective January 1, 1999, the Company entered into the KeySpan Joint Venture with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial two-year term which expired December 31, 2000. Under the terms of the KeySpan Joint Venture, the Company contributed all of its then undeveloped offshore leases to the joint venture and KeySpan received 45% of Houston Exploration's working interest in all prospects drilled under the program. KeySpan paid 100% of actual intangible drilling costs for the joint venture up to a specified maximum per year and all additional intangible drilling costs incurred were paid 51.75% by KeySpan and 48.25% by Houston Exploration. Revenues are shared 55% Houston Exploration and 45% KeySpan. In addition, during the initial two-year term of the joint venture, Houston Exploration received reimbursement for a portion of its general and administrative costs.

         During the initial two-year term of the joint venture, KeySpan and the Company drilled a total of 21 wells, of which 17 were exploratory and four were development. Of the wells drilled, five were dry holes (four exploratory and one development) representing an average success rate of 76%. KeySpan spent a total of $82.1 million on exploration and development and Houston Exploration received a total of $7.3 million in general and administrative cost reimbursements.

         Effective December 31, 2000, as a result of the termination of the primary term of the KeySpan Joint Venture, all undeveloped offshore acreage contributed to the KeySpan Joint Venture by the Company reverted back to Houston Exploration, at no cost, and KeySpan will no longer participate in exploration prospects of the Company nor will the Company receive general and administrative expense reimbursements from KeySpan. However under the secondary term of the KeySpan Joint Venture, KeySpan has agreed to continue to complete the development of wells drilled under the terms of the joint venture during 1999 and 2000 and has committed to a development budget of approximately $17 million for 2001.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     2000            1999            1998
                                                                  ----------      ----------      ----------
        PRODUCTION:
            Natural gas (MMcf) .............................          77,861          69,679          61,479
            Oil (MBbls) ....................................             311             258             225
            Total (MMcfe) ..................................          79,727          71,227          62,829

        AVERAGE SALES PRICES:
            Natural gas (per Mcf) realized(1) ..............      $     3.37      $     2.10      $     2.02
            Natural Gas (per Mcf) unhedged .................            3.96            2.14            1.96
            Oil (per Bbl) ..................................           27.22           16.41           12.18

        EXPENSES (PER MCFE):
            Lease operating ................................      $     0.30      $     0.26      $     0.26
            Severance tax ..................................            0.12            0.08            0.08
            Depreciation, depletion and amortization .......            1.12            1.04            1.27
            Writedown in carrying value of
                 natural gas and oil properties ............              --              --            2.07
            General and administrative, net ................            0.11            0.06            0.10

----------

(1)      Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         Production. Houston Exploration's production increased 12% from 71,227 MMcfe for the year ended December 31, 1999 to 79,727 MMcfe for the year ended December 31, 2000. The increase in production was attributable to newly developed offshore production brought on-line since the end of the second quarter of 1999.

         Offshore production increased 30% from an average of 76 MMcfe/day during 1999 to an average of 99 MMcfe/day during 2000. The increase is attributable to a full year of production from new wells drilled during 1999 at Mustang Island A-31 and West Cameron 76 and new wells drilled and completed during the second half of 2000 at West Cameron 587, North Padre Island 883, Matagorda Island 704 and High Island 133. In addition, in May 2000, the Company acquired incremental working interests in existing production at Vermilion 203, Mustang Island 858 and West Cameron 76.

         Onshore production remained unchanged at 119 MMcfe/day during 2000 as compared to 1999. During the third quarter of 2000, the Company experienced delays in bringing new wells on-line at its Charco Field due to a shortage of completion equipment and crews. By the middle of the fourth quarter of 2000, crews and equipment became more readily available and the Company added a third drilling rig to expedite its drilling program. The Company plans to maintain three drilling rigs throughout the first half of 2001 with two rigs for the remainder of the year.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 80% from $150.6 million for the year ended December 31, 1999 to $270.6 million for the year ended December 31, 2000 as a result of a 60% increase in average realized natural gas prices, from $2.10 per Mcf in 1999 to $3.37 per Mcf in 2000, combined with a 12% increase in production for the same period.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $3.37 per Mcf for the year ended December 31, 2000, which was 85% of the average unhedged natural gas price of $3.96 that otherwise would have been received, resulting in natural gas and oil revenues for the year ended December 31, 2000 that were $46.3 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding period during 1999, the Company realized an average gas price of $2.10 per Mcf, which was 98% of the average unhedged natural gas price of $2.14 that otherwise would have been received, resulting in natural gas and oil revenues that were $2.6 million lower than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 28% from $18.4 million for the year ended December 31, 1999 to $23.6 million for the year ended December 31, 2000. On an Mcfe basis, lease operating expenses increased from $0.26 per Mcfe for during 1999 to $0.30 per Mcfe for during 2000. The increase in lease operating expenses and lease operating expenses on a per unit basis for the year ended December 31, 2000 is attributable to the continued expansion of the Company's operations, particularly offshore, combined with an increase in service costs across the industry. Severance tax, which is a function of volume and revenues generated from onshore production, increased from $5.4 million for the year ended December 31, 1999 to $9.8 million for the year ended December 31, 2000. On an Mcfe basis, severance tax increased from $0.08 per Mcfe for the year ended December 31, 1999 to $0.12 per Mcfe for the corresponding twelve month period of 2000. The increase in severance tax expense and the rate per Mcfe reflects the higher natural gas prices received during 2000 as compared to 1999.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 20% from $74.1 million for the year ended December 31, 1999 to $89.2 million for the year ended December 31, 2000. Depreciation, depletion and amortization expense per Mcfe increased 8% from $1.04 during 1999 to $1.12 during 2000. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. The higher depletion rate is primarily a result of a higher level of capital spending during 2000 as compared to the corresponding period of 1999 combined with the addition of fewer new reserves in 2000.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $5.7 million and $3.6 million for the years ended December 31, 1999 and 2000, respectively, increased 119% from $4.2 million for the year ended December 31, 1999 to $8.9 million for the year ended December 31, 2000. Included in reimbursements received from working interest owners were reimbursements totaling $2.5 million during 2000 and $4.8 million during 1999 received from KeySpan pursuant to the KeySpan Joint Venture (see Note 6 -- Related Party Transactions). The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $5.5 million and $9.6 million, respectively, for the years ended December 31, 1999 and 2000. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during 2000 as compared to 1999. Aggregate general and administrative expenses are higher during 2000 due to expansion of the Company's workforce combined with an increase in incentive compensation and benefit related expenses. On an Mcfe basis, general and administrative expenses increased 83% from $0.06 for the year ended December 31, 1999 to $0.11 for the year ended December 31, 2000. The higher rate per Mcfe during 2000 reflects an increase in aggregate general and administrative expenses and the effect of the reduction in the KeySpan Joint Venture reimbursements offset in part by an increase in capitalized expenses. Effective December 31, 2000, pursuant to the termination of the primary term of the KeySpan Joint Venture, the Company will no longer receive general and administrative reimbursements from KeySpan.

         Strategic Review Expenses. During the first quarter of 2000, the Company recorded $1.8 million for expenses incurred in the review of strategic alternatives for the Company. In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for the Company and for KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the possible sale of all or a portion of Houston Exploration. In February 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration had been completed. KeySpan also announced that it planned to retain its equity position in Houston Exploration for the foreseeable future.

         Interest Expense, Net. Interest expense, net of capitalized interest, decreased 14% from $13.3 million for the year ended December 31, 1999 to $11.4 million for the year ended December 31, 2000. As a result of an increase in exploratory drilling during the year ended December 31, 2000, capitalized interest increased 15% from $11.9 million during 1999 to $13.7 million during 2000. For the year ended December 31, 2000, aggregate interest expense remained unchanged at $25 million. Despite a decrease in average borrowings during 2000 due to a net pay down on the Company's revolving bank line of credit totaling $36 million and the March 31, 2000 conversion of $80 million in outstanding borrowings under the KeySpan credit facility into shares of common stock of the Company (see Note 3 -- Stockholders' Equity), interest expense remained unchanged due to higher interest rates during 2000 as compared to 1999. Interest rates on the Company's total outstanding borrowings averaged 8.07% during 2000 compared to 7.23% in 1999.

         Income Tax Provision. The provision for income taxes increased from $11.7 million for the year ended December 31, 1999 to $42.5 million for the year ended December 31, 2000 due to the 251% increase in pretax income during 2000 from $36.4 million during 1999 to $127.7 million during 2000 as a result of the combination of higher natural gas prices and increased production offset in part by the increase in operating expenses.

         Operating Income and Net Income. Despite the 29% increase in operating expenses, the 12% increase in production and the 60% increase in realized natural gas prices were significant enough to cause operating income to increase 184% from $49.7 million for the year ended December 31, 1999 to $140.9 million for the year ended December 31, 2000. Correspondingly, net income increased 247% from $24.6 million for the year ended December 31, 1999 to $85.3 million for the year ended 2000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, equity capital from KeySpan as well as public sources, public debt and bank borrowings. On March 31, 2000, the Company converted $80 million in outstanding borrowings under a revolving credit facility established in November 1998 with KeySpan (the "KeySpan Facility") into 5,085,177 shares of common stock of the Company at a conversion price of $15.732 per share. The KeySpan Facility was terminated at conversion and as a result of the conversion, KeySpan's ownership interest in the Company has increased from 64% at December 31, 1999 to 68% as of December 31, 2000.

         Cash Flows From Operations. As of December 31, 2000, the Company had working capital of $19.7 million and $64.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the year ended December 31, 2000 was $200.8 million compared to $110.1 million during the corresponding twelve month period of 1999. The 82% increase in cash flows from operations during 2000 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in exploration and development activity. The Company's cash position decreased during 2000 as a result of a net pay down of borrowings under its revolving bank credit facility of $36 million. In addition, cash increased by $13.9 million during 2000 due to proceeds received from the issuance of common stock as a result of the exercise of stock options. Funds used in investing activities consisted of $184.5 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $5.8 million from $15.5 million at December 31, 1999 to $9.7 million at December 31, 2000.

         The Company's primary sources of funds for each of the past three years are reflected in the following table:

                                                                         YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                   2000            1999            1998
                                                                 ---------       ---------      ---------
                                                                               (IN THOUSANDS)
         Net cash provided by operating activities ........      $ 200,791       $ 110,072      $ 102,378
         Net long-term (paydowns) borrowings ..............        (36,000)         48,000        200,000
         Proceeds from sale of common stock, net ..........         13,894             439            207

         Natural Gas and Oil Capital Expenditures. Over the past three years, the Company has spent $634 million (including $13.9 million in 2000 for the purchase of incremental working interests in various offshore producing properties, $21 million in 1999 for an interest in West Cameron Block 587 and $162.9 million in 1998 for the acquisition of the Mustang Island A-31 Field and the South Louisiana properties) to add 444 Bcfe of net proved reserves, representing a three-year average finding and development cost of $1.43 per Mcfe.

         The Company's natural gas and oil capital expenditures for each of the past three years are reflected in the following table:

                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
                                                                  (IN THOUSANDS)
                  OFFSHORE:
                  Acquisitions and leasehold ....      $ 41,164      $ 42,246      $109,209
                  Development ...................        48,836        53,941        15,983
                  Exploration ...................        31,164         8,450        55,381
                                                       --------      --------      --------
                                                        121,164       104,637       180,573
                  ONSHORE:
                  Acquisitions and leasehold ....      $  5,370      $  5,196      $ 86,677
                  Development ...................        54,499        34,024        35,063
                  Exploration ...................         2,996         3,807           230
                                                       --------      --------      --------
                                                         62,865        43,027       121,970
                                                       --------      --------      --------

                  Total .........................      $184,029      $147,664      $302,543
                                                       ========      ========      ========

         Future Capital Requirements. The Company's capital expenditure budget for 2001 has been set at $225 million including an estimated $70 million for exploration, $120 million for development and facility construction and $35 million for leasehold acquisition costs. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for acquisitions are inherently unpredictable. The capital expenditure budget includes development costs associated with recent discoveries and newly acquired properties and amounts that are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2001. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its Credit Facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore although, there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Shelf Registration. On May 20, 1999, the Company filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or a combination thereof. Depending on market conditions and the Company's capital needs, the Company may utilize the shelf registration in order to raise capital. The Company would use the net proceeds received from the sale of any securities for the repayment of debt and/or to fund an acquisition. There can be no assurance that the Company will be able to consummate such offering on acceptable terms.

         Capital Structure

         Revolving Bank Credit Facility. The Company has entered into a revolving bank credit facility with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At December 31, 2000, the borrowing base was $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At December 31, 2000, $145 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to December 31, 2000, the Company has borrowed an additional $3.0 million, bringing total borrowings and letters of credit to $148.4 million as of February 21, 2001.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin that increases from 0.875% to 1.625%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of:
(i) between 0.25% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and (ii) an unavailable commitment fee equal to 33% of the commitment fee in (i) above on the difference between the lesser of the Facility Amount or the Borrowing Base and the Designated Borrowing Base or the Threshold Amount. The weighted average interest rate was 7.9%, 6.59% and 6.44%, respectively, for the years ended December 31, 2000, 1999 and 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Natural Gas Hedging. The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they would limit future revenues from possible favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Hedging instruments used are swaps, collars and options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs.

         As of January 1, 2001, the Company had entered into commodity price hedging contracts with respect to approximately 70% of its estimated 2001 natural gas production, as listed below. Natural gas production during the month of January 2001 was 7,799 MMcf (8,052 MMMbtu) or 252 MMcf/day (260 MMMBtu/day).

                                                              COLLARS
                                                -------------------------------------------
                                                                        NYMEX
                                                 VOLUME             CONTRACT PRICE
                         PERIOD                 (MMMbtu)    AVERAGE FLOOR   AVERAGE CEILING
                  ---------------------         --------    -------------   ---------------
                  January 2001 ........           4,960      $    3.625      $    5.301
                  February 2001 .......           4,480           3.625           5.301
                  March 2001 ..........           4,960           3.625           5.301
                  April 2001 ..........           4,800           4.000           6.110
                  May 2001 ............           4,960           4.000           6.110
                  June 2001 ...........           4,800           4.000           6.110
                  July 2001 ...........           4,960           4.000           6.110
                  August 2001 .........           4,960           4.000           6.110
                  September 2001 ......           4,800           4.000           6.110
                  October 2001 ........           4,960           4.000           6.110
                  November 2001 .......           4,800           4.000           6.371
                  December 2001 .......           4,960           4.000           6.371

         These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month or the NYMEX price on the final trading day of the month (the "settlement price").

         For the months January 2001 through March 2001 the Company has 60,000 MMbtu/day hedged under no-cost collars with floating floors. The floating floor structure allows for a higher floor price in exchange for a lower ceiling. For example, during January 2001, if the settlement price is up to $2.50 the Company will receive the settlement price plus $0.50. If the settlement price is between $2.50 and $3.00 the Company will receive $3.00. If the settlement price is between $3.00 and $3.63, the Company will receive the settlement price and if market price is above $3.63, the Company will receive $3.63 (the ceiling).

         The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended, requires companies to report the fair market value of derivatives on the balance sheet and record in income or in accumulated other comprehensive income, as appropriate, any changes in fair market value of the derivative. At January 1, 2001, the Company recorded a liability of $75 million to reflect the then negative fair market value of its hedge position in place, covering the months January 2001 through December 2001. Because the Company's hedges qualify for hedge accounting and, pursuant to certain transition rules, under SFAS 133, an offsetting entry has been made to accumulated other comprehensive income. The Company estimates, using NYMEX prices as of February 21, 2001, that it will incur a loss of approximately $31 million during the first three months of 2001 relating to hedges in place at December 31, 2000. The fair market value of its hedge position for the remainder of 2001 (April through December) is estimated, using February 21, 2001 prices, to be a liability of $10 million. The increase in fair market value of the Company's costless collars is due to the significant decline in NYMEX prices since December 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director's Meetings and Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the subheading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as a Part of this Report

1.       FINANCIAL STATEMENTS:


                                                                                         PAGE
                                                                                         ----
   Index to Financial Statements........................................................  F-1
   Report of Independent Public Accountants.............................................  F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999.........................  F-3
   Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998 ..................................................  F-4
   Consolidated Statement of Stockholders' Equity for the Period from
     December 31, 2000 to December 31, 1998 ............................................  F-5
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998 ..................................................  F-6
   Notes to Consolidated Financial Statements ..........................................  F-7
   Supplemental Information on Natural Gas and Oil Exploration, Development and
     Production Activities .............................................................  F-22
   Quarterly Financial Information (Unaudited) .........................................  F-26

         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

2.       EXHIBITS:

         See Index of Exhibits on page F-27 for a description of the exhibits filed as a part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE HOUSTON EXPLORATION COMPANY

                                     By:  /s/ James G. Floyd
                                        -------------------------------------
                                        James G. Floyd
Date: February 21, 2001                 President and Chief Executive Officer

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


              Signature                                    Title                                Date
              ---------                                    -----                                ----
/s/ James G. Floyd                     President, Chief Executive Officer and             February 21, 2001
-----------------------------------    Director (Principal Executive Officer)
    James G. Floyd


/s/ James F. Westmoreland              Vice President, Chief Accounting Officer,          February 21, 2001
-----------------------------------    Comptroller and Secretary (Principal
    James F. Westmoreland              Financial Officer and Principal Accounting
                                       Officer)


/s/ Robert B. Catell                   Chairman of the Board of Directors                 February 21, 2001
-----------------------------------
    Robert B. Catell


/s/ Gordon F. Ahalt                    Director                                           February 21, 2001
-----------------------------------
    Gordon F. Ahalt


/s/ David G. Elkins                    Director                                           February 21, 2001
-----------------------------------
    David G. Elkins


/s/ Russell D. Gordy                   Director                                           February 21, 2001
-----------------------------------
    Russell D. Gordy


/s/ Gerald Luterman                    Director                                           February 21, 2001
-----------------------------------
    Gerald Luterman


/s/ Craig G. Matthews                  Director                                           February 21, 2001
-----------------------------------
    Craig G. Matthews


/s/ H. Neil Nichols                    Director                                           February 21, 2001
-----------------------------------
    H. Neil Nichols


/s/ James Q. Riordan                   Director                                           February 21, 2001
-----------------------------------
    James Q. Riordan


/s/ Donald C. Vaughn                   Director                                           February 21, 2001
-----------------------------------
    Donald C. Vaughn

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Report of Independent Public Accountants ......................................................      F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................      F-3
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998 ....      F-4
Consolidated Statement of Stockholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998 ............................................................      F-5
Consolidated Statements of Cash Flows for the Years Ended  December 31, 2000, 1999 and 1998 ...      F-6
Notes to Consolidated Financial Statements ....................................................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We have audited the accompanying consolidated balance sheets of The Houston Exploration Company (a Delaware corporation and an indirect 68%-owned subsidiary of KeySpan Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Houston Exploration Company, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR ANDERSEN LLP

New York, New York
January 22, 2001

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                           -----------------------------
                                                                                              2000               1999
                                                                                           -----------       -----------
                                                                                                   (IN THOUSANDS)
ASSETS:
Cash and cash equivalents ...........................................................      $     9,675       $    15,502
Accounts receivable .................................................................          100,966            34,917
Accounts receivable -- Affiliate ....................................................           13,635            12,315
Inventories .........................................................................            1,923               969
Prepayments and other ...............................................................            1,913             1,082
                                                                                           -----------       -----------
          Total current assets ......................................................          128,112            64,785
Natural gas and oil properties, full cost method
  Unevaluated properties ............................................................          142,890           164,377
  Properties subject to amortization ................................................        1,162,000           956,484
Other property and equipment ........................................................            9,852             9,744
                                                                                           -----------       -----------
                                                                                             1,314,742         1,130,605
Less: Accumulated depreciation, depletion and amortization ..........................         (609,352)         (520,489)
                                                                                           -----------       -----------
                                                                                               705,390           610,116
Other assets ........................................................................            3,882             3,582
                                                                                           -----------       -----------
          TOTAL ASSETS ..............................................................      $   837,384       $   678,483
                                                                                           ===========       ===========
LIABILITIES:
Accounts payable and accrued expenses ...............................................      $   108,366       $    56,004
Subordinated note -- Affiliate ......................................................               --            80,000
                                                                                           -----------       -----------
          Total current liabilities .................................................          108,366           136,004
Long-term debt and notes ............................................................          245,000           281,000
Deferred federal income taxes .......................................................           87,040            43,736
Other deferred liabilities ..........................................................              236               153
                                                                                           -----------       -----------
          TOTAL LIABILITIES .........................................................          440,642           460,893
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 29,829,050 shares issued and outstanding at December 31, 2000 and 23,923,020 shares issued and
  outstanding at December 31,1999 ...................................................              298               239
Additional paid-in capital ..........................................................          325,205           231,370
Retained earnings (deficit) .........................................................           71,239           (14,019)
                                                                                           -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY ................................................          396,742           217,590
                                                                                           -----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................      $   837,384       $   678,483
                                                                                           ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               2000           1999          1998
                                                                            ---------      ---------      ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
     Natural gas and oil revenues ....................................      $ 270,595      $ 150,580      $ 127,124
     Other ...........................................................          1,738          1,147          1,123
                                                                            ---------      ---------      ---------
             Total revenues ..........................................        272,333        151,727        128,247
OPERATING COSTS AND EXPENSES:
     Lease operating .................................................         23,553         18,406         16,199
     Severance tax ...................................................          9,757          5,444          4,967
     Depreciation, depletion and amortization ........................         89,239         74,051         79,838
     Writedown in carrying value of natural gas and oil properties ...             --             --        130,000
     General and administrative, net .................................          8,928          4,150          6,086
                                                                            ---------      ---------      ---------
             Total operating expenses ................................        131,477        102,051        237,090

Income(loss) from operations .........................................        140,856         49,676       (108,843)

Strategic review expenses ............................................          1,752             --             --

Interest expense, net ................................................         11,361         13,307          4,597
                                                                            ---------      ---------      ---------
Income(loss) before income taxes .....................................        127,743         36,369       (113,440)
   Provision(benefit) for federal income taxes .......................         42,485         11,748        (40,754)
                                                                            ---------      ---------      ---------
NET INCOME(LOSS) .....................................................      $  85,258      $  24,621      $ (72,686)
                                                                            =========      =========      =========

Net income(loss) per share ...........................................      $    3.06      $    1.03      $   (3.05)
                                                                            =========      =========      =========
Net income(loss) per share -- assuming dilution ......................      $    3.02      $    0.95      $   (3.05)
                                                                            =========      =========      =========

Weighted average shares outstanding ..................................         27,860         23,906         23,768
Weighted average shares outstanding -- assuming dilution .............         28,213         28,310         23,768


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                       ADDITIONAL      RETAINED       TOTAL
                                          COMMON        PAID IN        EARNINGS    STOCKHOLDERS'
                                          STOCK         CAPITAL       (DEFICIT)       EQUITY
                                         ---------     ----------     ---------    -------------
                                                               (IN THOUSANDS)
Balance January 1, 1998 ...........      $     234      $ 221,907      $  34,046      $ 256,187
Common stock(1)(2) ................              5          9,024             --          9,029
Net loss ..........................             --             --        (72,686)       (72,686)
                                         ---------      ---------      ---------      ---------
Balance January 1, 1999 ...........      $     239      $ 230,931      $ (38,640)     $ 192,530
Common stock(1) ...................             --            439             --            439
Net income ........................             --             --         24,621         24,621
                                         ---------      ---------      ---------      ---------
Balance at January 1, 2000 ........      $     239      $ 231,370      $ (14,019)     $ 217,590
Common stock(1)(3) ................             59         93,835             --         93,894
Net income ........................             --             --         85,258         85,258
                                         ---------      ---------      ---------      ---------
Balance at December 31, 2000 ......      $     298      $ 325,205      $  71,239      $ 396,742
                                         =========      =========      =========      =========

----------

(1) Common stock issued through the exercise of stock options. See Note 4 -- Stock Option Plans.

(2) Includes 520,777 shares issued in March 1998 to Smith Offshore Exploration Company ("Soxco") in connection with the Company's acquisition of the natural gas and oil assets of Soxco. See Note 3 -- Stockholders' Equity.

(3) Includes 5,085,177 shares issued on March 31, 2000 to the Company's majority stockholder, KeySpan Corporation ("KeySpan"), pursuant to the conversion of $80 million in outstanding borrowings under a revolving credit facility with KeySpan. See Note 3 -- Stockholders' Equity.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                              2000             1999           1998
                                                                            ---------       ---------       ---------
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:

Net income(loss) .....................................................      $  85,258       $  24,621       $ (72,686)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization ...........................         89,239          74,051          79,838
  Writedown in carrying value of natural gas and oil properties ......             --              --         130,000
  Deferred income tax expense(benefit) ...............................         43,303          12,709         (39,714)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ........................        (67,369)        (24,045)         16,014
   (Increase) decrease in inventories ................................           (954)            (54)            350
   Decrease in prepayments and other .................................           (831)           (328)           (109)
   (Increase) in other assets and other deferred liabilities .........           (217)           (143)         (1,626)
   Increase (decrease) in accounts payable and accrued expenses ......         52,362          23,261          (9,689)
                                                                            ---------       ---------       ---------
Net cash provided by operating activities ............................        200,791         110,072         102,378

INVESTING ACTIVITIES:
Investment in property and equipment .................................       (184,512)       (147,943)       (302,685)
Dispositions and other ...............................................             --             289              --
                                                                            ---------       ---------       ---------
Net cash used in investing activities ................................       (184,512)       (147,654)       (302,685)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................................         32,000          64,000         312,000
Repayments of long-term borrowings ...................................        (68,000)        (16,000)       (112,000)
Proceeds from issuance of common stock ...............................         13,894             439             207
                                                                            ---------       ---------       ---------
Net cash (used in) provided by financing activities ..................        (22,106)         48,439         200,207

(Decrease) increase in cash and cash equivalents .....................         (5,827)         10,857            (100)

Cash and cash equivalents, beginning of year .........................         15,502           4,645           4,745
                                                                            ---------       ---------       ---------

Cash and cash equivalents, end of year ...............................      $   9,675       $  15,502       $   4,645
                                                                            =========       =========       =========

Cash paid for interest ...............................................      $  25,490       $  23,970       $   9,452
                                                                            =========       =========       =========

Cash paid for federal income taxes ...................................      $      --       $      --       $      --
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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of: (i) exploratory drilling in the Gulf of Mexico; (ii) lower risk, high impact exploitation and development drilling onshore; and (iii) selective opportunistic acquisitions both offshore and onshore. At December 31, 2000, the Company had net proved reserves of 562 Bcfe, 94% of which were natural gas and 77% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering ("IPO") of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of December 31, 2000, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 68% of the outstanding shares of Houston Exploration's common stock. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider that (i) distributes natural gas to
2.4 million customers in the Brooklyn, Long Island, Queens and Staten Island areas of New York and to customers in eastern and central Massachusetts and central New Hampshire; (ii) generates and manages electricity transmission and distribution through the ownership and operation of generating plants throughout New York State and through its contract with the Long Island Power Authority to manage electricity service to 1.1 million customers in the Long Island area; and
(iii) through its other subsidiaries is involved in various energy services and energy related investments including wholesale and retail gas and electric marketing; appliance service and installation; large energy-system installation and management; fiber optic telecommunications and energy-related internet activities.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                             YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                           2000          1999          1998
                                                                      ------------- ------------- ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

   Net income (loss)................................................  $     85,258  $     24,621  $   (72,686)
     Interest savings on convertible debt...........................            --         2,398           --
                                                                      ------------  ------------  -----------
   Net income (loss), as adjusted...................................  $     85,258  $     27,019  $   (72,686)
                                                                      ============  ============   ===========

   Weighted average shares outstanding..............................        27,860        23,906       23,768
   Add dilutive securities:
     Options........................................................           353           206           --
     Convertible debt...............................................            --         4,198           --
                                                                      ------------  ------------  -----------
   Total weighted average shares outstanding and dilutive securities        28,213        28,310       23,768
                                                                      ============  ============  ===========

   Net income (loss) per share......................................  $      3.06   $      1.03   $    (3.05)
   Net income (loss) per share -- assuming dilution.................  $      3.02   $      0.95   $    (3.05)


         The computation of diluted EPS for the year ended December 31, 1998 did not assume the conversion of the outstanding options or any other potentially convertible securities as their inclusion would have been antidilutive.

         Natural Gas and Oil Properties

         Natural gas and oil properties are accounted for using the full cost method of accounting. Under this method of accounting, all costs identified with acquisition, exploration and development of natural gas and oil properties, including leasehold acquisition costs, geological and geophysical costs, dry hole costs, tangible and intangible drilling costs, interest and the general and administrative overhead directly associated with these activities are capitalized as incurred. The Company computes the provision for depreciation, depletion and amortization of natural gas and oil properties on a quarterly basis using the unit-of-production method. The quarterly provision is calculated by multiplying the natural gas and oil production each quarter by a depletion rate determined by dividing the total unamortized cost of natural gas and oil properties (including estimates of the costs of future development and property abandonment and excluding the cost of significant investments in unproved and unevaluated properties) by net equivalent proved reserves at the beginning of the quarter. Natural gas and oil reserve quantities represent estimates only. Actual future production may be materially different from estimated reserve quantities and such differences could materially affect future amortization of natural gas and oil properties. The Company believes that unevaluated properties at December 31, 2000 will be fully evaluated within five years.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         At December 31, 2000, the Company estimated, using a wellhead price of $9.55 per Mcf, that a $1.4 billion (after tax) full cost ceiling "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation imposed under full cost accounting. At December 31, 1999, the Company estimated, using a wellhead price of $2.01 per Mcf, that a $99.2 million (after tax) full cost ceiling "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation imposed under full cost accounting.

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

         Inventories

         Inventories consist primarily of tubular goods used in the Company's operations and are stated at the lower of the specific cost of each inventory item or market value.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         General and Administrative Costs and Expenses

         The Company receives reimbursement for administrative and overhead expenses incurred on behalf of other working interest owners on properties operated by the Company. These reimbursements totaling $3.6 million, $5.7 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, were allocated as reductions to general and administrative expenses. Included in reimbursements received during 2000 and 1999 are general and administrative reimbursements received from KeySpan pursuant to the KeySpan joint exploration agreement ("KeySpan Joint Venture"), see Note 6 -- Related Party Transactions of $2.5 million and $4.8 million, respectively. The capitalized general and administrative costs directly related to the Company's acquisition, exploration and development activities, during 2000, 1999 and 1998, aggregated $9.6 million, $5.5 million and $7.5 million, respectively.

         Capitalization of Interest

         The Company capitalizes interest related to its unevaluated natural gas and oil properties and certain properties under development which are not currently being amortized. For the years ended December 31, 2000, 1999 and 1998 interest costs of $13.7 million, $11.9 million and $9.8 million, respectively, were capitalized.

         Revenue Recognition and Gas Imbalances

         The Company uses the entitlements method of accounting for the recognition of natural gas and oil revenues. Under this method of accounting, income is recorded based on the Company's net revenue interest in production or nominated deliveries. The Company incurs certain production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as assets. Production imbalances are valued using current market prices. Production imbalances were not material as of December 31, 2000 and 1999. Also included as a component of natural gas and oil revenues are the gains and losses recognized pursuant to natural gas hedging instruments.

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

         Hedging Contracts

         The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production in order to achieve a more predictable cash flow and to reduce its exposure to adverse price fluctuations. While the use of hedging arrangements limits the downside risk of adverse price movements, it would also limit future revenues from possible favorable price movements. These instruments include swaps, costless collars and options, and are usually placed with major financial institutions that the Company believes are minimal credit risks. The Company's hedging strategies meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts". Accordingly, gains and losses are recognized when the underlying transaction is completed, at which time these gains and losses are included in earnings as a component of natural gas revenues in accordance with the underlying hedged transaction. If hedging

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


instruments cease to meet the criteria for deferred recognition, any gains or losses would be currently recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged natural gas production is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are currently recognized in the financial statements; however, as of January 1, 2001, the Company has adopted the new accounting guidelines prescribed under Statement of Financial Accounting Standards 133, "Accounting for Derivatives and Hedging Activities". (See New Accounting Pronouncements, below).

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

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement , as amended, requires companies to report the fair market value of derivatives on the balance sheet and record in income or in accumulated other comprehensive income, as appropriate, any changes in the fair market value of the derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and recorded a transition adjustment of $75 million to reflect the then negative fair market value of its hedge position at December 31, 2000, which covers the months January 2001 through December 2001. Because the Company's hedges qualify for hedge accounting, and pursuant to certain transition rules, under SFAS 133, an offsetting entry has been made to accumulated other comprehensive income.

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                  YEARS ENDED DECEMBER 31,
                                                     2000         1999
                                                   --------      --------
                                                      (IN THOUSANDS)
SENIOR DEBT:
Bank revolving credit facility ..............      $145,000      $181,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes due 2008 ...       100,000       100,000
                                                   --------      --------
    Total long-term debt and notes ..........      $245,000      $281,000
                                                   ========      ========

         The carrying amount of borrowings outstanding under the revolving bank credit facility approximate fair market value as interest rates are tied to current market rates. At December 31, 2000, the quoted market value of the 85/8% senior subordinated notes was 98% of the $100 million carrying value or $98 million.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Credit Facility

         The Company has entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by Chase Bank of Texas, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At December 31, 2000, the borrowing base amount was $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At December 31, 2000, $145 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to year end December 31, 2000, the Company borrowed an additional $3.0 million, bringing outstanding borrowings and letter of credit obligations to $148.4 million as of February 21, 2001.

         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate ("Base Rate") equal to the greater of the Federal Funds rate plus 0.5% or Chase's prime rate, or (ii) a fixed rate ("Fixed Rate") equal to a quoted LIBOR rate plus a variable margin of 0.875% to 1.625%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.25% and 0.375% per annum on the unused portion of the Designated Borrowing Base, and
(ii) an unavailable commitment fee equal to 33% of the commitment fee in (i) above on the difference between the lesser of the Facility Amount or the Borrowing Base and the Designated Borrowing Base. The weighted average interest rate was 7.9%. 6.59% and 6.44%, respectively, for the years ended December 31, 2000, 1999 and 1998.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of December 31, 2000, the Company was in compliance with all such covenants.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- STOCKHOLDERS' EQUITY

         KeySpan Credit Facility and Conversion.

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. On March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. As a result of the conversion, KeySpan's ownership interest in the Company has increased from 64% at December 31, 1999 to 68% at December 31, 2000. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's 1999 annual meeting held April 27, 1999. Borrowings under the facility bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. The KeySpan Facility terminated on March 31, 2000. For the years ended December 31, 2000 and 1999, the Company incurred $1.5 million and $5.5 million, respectively, in interest and fees to KeySpan.

         Soxco Deferred Purchase Price.

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

NOTE 4 -- STOCK OPTION PLANS

         1996 Stock Option Plan

         At the completion of the IPO in September 1996, the Company adopted the 1996 Stock Option Plan, which allows the Company, from time to time, to grant options not to exceed 10% of the shares of the Company's common stock outstanding. Options granted under the 1996 Stock Option Plan expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date. During 1997, the 1996 Stock Option Plan was amended to allow option grants to non-employee directors of the Company. Options granted to non-employee directors vest on the date of grant and are non-qualified. As of December 31, 2000, approximately 507,000 options were authorized and available for grant under the 1996 Stock Option Plan. Since the plan's inception in 1996, a total of 2,333,938 options have been granted of which 978,750 options are incentive based options ("ISOs") and the balance of 1,355,188 are non-qualified stock options ("NQSOs"). Common stock issued through the exercise of non-qualified options will result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. Generally, the Company will not receive an income tax deduction for ISOs.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1999 Stock Option Plan

         On October 26, 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan (the "1999 Stock Option Plan"). Under the 1999 Stock Option Plan, 400,000 options were initially authorized of which 224,400 options have been granted as of December 31, 2000. All options under the 1999 Stock Option Plan are non-qualified, expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date, with the exception of options granted to non-employee directors which vest on the date of grant.

         The table below sets forth a summary of activity during the respective years for both the 1996 and 1999 Stock Option Plans.


                                                                            YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                           2000                       1999                       1998
                                                 -----------------------     -----------------------     -----------------------
                                                   SHARES       PRICE(1)      SHARES        PRICE(1)      SHARES        PRICE(1)
Options outstanding January 1 ...............    2,379,558    $    17.41     2,083,038     $   17.17     1,669,598    $   16.67
  Granted ...................................      106,000         22.71       327,900         18.87       426,700        19.07
  Exercised .................................     (820,853)        16.93       (28,080)        15.56       (13,260)       15.70
  Forfeited .................................       (4,460)        18.83        (3,300)        18.56            --
                                                 ---------                   ---------                   ---------
Options outstanding December 31(2) ..........    1,660,245    $    17.99     2,379,558     $   17.41     2,083,038    $   17.17
                                                 =========                   =========                   =========
Exercisable December 31 .....................      721,654    $    17.43     1,001,343     $   16.87       599,275    $   16.58
Options available for grant .................      682,698                     286,638                     208,838
Weighted average fair value of options
  granted ...................................                 $    10.22                   $   8.45                   $    8.54

----------
(1)      Weighted average price.

(2) For the year ended December 31, 2000, options outstanding as of the end of the year had exercise prices ranging from a low of $13.125 to a high of $26.1875 per share.

         Phantom Stock Rights

         On December 16, 1996, the Company granted key employees of Houston Exploration 176,470 phantom stock rights ("PSRs") that give the holder the right to receive a cash payment determined by reference to the fair market value of one share of the Company's common stock. Twenty percent (20%) of the PSRs are payable on December 16th of each of the years 1997 through 2001. On each date on which a PSR is payable, the holder will receive a cash payment equal to (i) the average of the closing prices per share of the Company's common stock for the five trading days immediately preceding such payment date multiplied by (ii) the number of PSRs payable on such date. During 2000, 1999 and 1998, the Company made payments of $1.0 million, $0.6 million and $0.6 million, respectively for the vested portion of PSRs. As of December 31, 2000, a total of 33,318 PSRs remain outstanding.

         Effective October 1, 1997, the Company adopted an incentive compensation plan for non-employee, non-affiliated directors under which they may defer current compensation in the form of phantom stock rights that are tied to the market price of the Common Stock on the date services are performed. Phantom stock rights are exchanged for a cash distribution upon retirement.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Fair Value of Employee Stock-Based Compensation

         The Company accounts for the incentive stock plans using the intrinsic value method prescribed under Accounting Principles Board ("APB") No. 25 and accordingly no compensation expense has been recognized for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on the Company's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998.


                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          2000            1999            1998
                                                                       ----------      ----------      ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss) - as reported .................................      $   85,258      $   24,621      $  (72,686)
Net income (loss) - pro forma ...................................          81,964          21,915         (74,985)

Net income (loss) per share - as reported .......................      $     3.06      $     1.03      $    (3.05)
Net income (loss) per share - assuming dilution--as reported ....            3.02            0.95           (3.05)

Net income (loss) per share - pro forma .........................      $     2.94      $     0.92      $    (3.15)
Net income (loss) per share - assuming dilution -- pro forma ....            2.91            0.77           (3.15)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998: (i) average risk-free interest rate of 5.91%, 5.96% and 5.97%, respectively, (ii) expected lives of 5 years; (iii) expected dividends of zero; and (iv) expected volatility of 41%.

NOTE 5 -- INCOME TAXES

         The components of the federal income tax provision (benefit) are:

                                       YEARS ENDED DECEMBER 31,
                               --------------------------------------
                                 2000           1999           1998
                               --------       --------       --------
                                           (IN THOUSANDS)
     Current ............      $   (818)      $   (961)      $ (1,040)
     Deferred ...........        43,303         12,709        (39,714)
                               --------       --------       --------
               Total ....      $ 42,485       $ 11,748       $(40,754)
                               ========       ========       ========

         The credit in the current provision represents Section 29 tax credits (see Note 6 -- Related Party Transactions) together with a $60,000 adjustment for an over accrual of 1999 tax credits. As of December 31, 2000 and 1999, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $34 million and $43 million, respectively, that may be used in future years to offset taxable income.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a reconciliation of statutory federal income tax expense (benefit) to the Company's income tax provision:

                                                                             YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    2000             1999              1998
                                                                  ---------        ---------        ---------
                                                                                (IN THOUSANDS)
Income (loss) before income taxes ..........................      $ 127,743        $  36,369        $(113,440)
Statutory rate .............................................             35%              35%              35%
Income tax expense (benefit) computed at statutory rate ....         44,710           12,729          (39,704)
Reconciling items:
     Section 29 tax credits and other tax credits(1) .......         (2,225)            (981)          (1,050)
                                                                  ---------        ---------        ---------
Tax expense (benefit) ......................................      $  42,485        $  11,748        $ (40,754)
                                                                  =========        =========        =========

----------

(1) Includes an adjustment for the over accrual of tax expense for the year ended December 31, 1999.

         Deferred Income Taxes

         The components of net deferred tax liabilities pursuant to SFAS No. 109 for the years ended December 31, 2000 and 1999 primarily represent temporary differences related to depreciation of natural gas and oil properties.

NOTE 6 -- RELATED PARTY TRANSACTIONS

         KeySpan Credit Facility and Conversion. (See Note 3 -- Stockholders' Equity).

         Review of Strategic Alternatives

         In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for the Company and for KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the sale of all or a portion of Houston Exploration. J.P. Morgan Securities Inc. was retained by KeySpan as financial advisor to assist in the strategic review on behalf of KeySpan. The Company's Board of Directors appointed a special committee comprised of outside directors to assist in the review process. The Company and the special committee retained Goldman, Sachs and Co. as financial advisor.

         On February 25, 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration had been completed and that KeySpan plans to retain its equity interest in Houston Exploration for the foreseeable future.

         KeySpan Joint Venture

         Effective January 1, 1999, the Company entered into a joint exploration agreement ( the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial two year term expiring December 31, 2000. Under the terms of the KeySpan Joint Venture, the Company contributed all of its then undeveloped offshore acreage to the joint venture and KeySpan received 45% of Houston Exploration's working interest in all prospects drilled under the program. KeySpan paid 100% of actual intangible drilling costs for the joint venture up to a specified maximum of $7.7 million in 2000 and $20.7 million during 1999 and all additional intangible drilling costs incurred were paid 51.75% by KeySpan and 48.25% by

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Houston Exploration. Revenues are shared 55% Houston Exploration and 45% KeySpan. In addition, the Company received reimbursements from KeySpan for a portion of its general and administrative costs.

         During the two year term of the joint drilling program beginning January 1, 1999 and ending December 31, 2000, the Company, together with KeySpan, drilled a total of 21 wells: 17 exploratory and four development, five of which were unsuccessful. KeySpan spent a total of $82.1 million on exploration and development, $46.5 million in 2000 and $35.6 million in 1999. Houston Exploration received a total of $7.3 million in general and administrative cost reimbursements, $2.5 million in 2000 and $4.8 million in 1999.

         Effective December 31, 2000, the Company and KeySpan agreed to terminate the KeySpan Joint Venture. As a result, KeySpan will not participate in the Company's future offshore exploration prospects nor will the Company receive any reimbursement from KeySpan for future general and administrative costs. However, pursuant to the terms of the agreement entered into in connection with the KeySpan Joint Venture, KeySpan will continue to maintain its working interest in all wells drilled under the joint venture agreement. KeySpan has agreed to continue the development of its working interests in prospects drilled under the drilling program and for the year 2001, KeySpan has agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000.

         Sale of Section 29 Tax Credits

         In January 1997, the Company entered into an agreement to sell to a subsidiary of Brooklyn Union certain interests in onshore producing wells of the Company that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code ("Section 29"). Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. Brooklyn Union acquired an economic interest in wells that are qualified for the tax credits and in exchange, the Company (i) retained a volumetric production payment and a net profits interest of 100% in the properties, (ii) received a cash down payment of $1.4 million and (iii) receives a quarterly payment of $0.75 for every dollar of tax credit utilized. The Company manages and administers the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect, representing benefits received from Section 29 tax credits, was a benefit of $0.9 million for the year ended December 31, 2000 and $1.0 million per year during each of the years ended December 31, 1999 and 1998.

         Employment Contracts

         Prior to the IPO in September 1996, the Company maintained an employment agreement (the "Initial Employment Agreement") with its President and Chief Executive Officer, Mr. James G. Floyd, which provided him with the option to participate in up to a 5% working interest in certain prospects of the Company. In addition to the working interest option, the Initial Employment Agreement provided for the assignment to the Company's President of a 2% net profits interest in all prospects of the Company and a 6.75% after program-payout working interest. In addition, the employment agreement provided for the assignment to certain key employees designated by the Company's President of an overriding royalty interest equivalent in the aggregate to a 4% percent net revenue interest in certain properties acquired by the Company. No assignments were made to the Company's President or to key employees of the Company subsequent to 1995.

         In July 1996 and pursuant to the Initial Employment Agreement, the Company's President and his affiliates opted to acquire a 5% working interest in the Charco Field properties that were being acquired by the Company. With the acquisition of the 5% working interest in the properties acquired by the Company, Mr. Floyd and his affiliates also had the right to participate with a 5% working interest in any future wells drilled by the Company in the Charco Field. The Company loaned its President the $3.1 million purchase price for his purchase of a 5%

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


working interest in the Charco Field properties. In addition, the Company agreed to loan its President, on a revolving basis, the amounts required to fund the expenses attributable to his working interest. The Company's President is required to repay amounts owed under the loan in the amount of 65% of all distributions received in respect to his interests, as distributions are received. Amounts outstanding under the loan bear interest at an interest rate equal to the Company's cost of borrowing under its revolving bank line of credit. Obligations under the agreement are secured by a pledge of the President's interests in, and the production from, the properties. As of December 31, 2000 and 1999, the outstanding balance owed by the Company's President under the loan agreement was $0.6 million and $2.8 million, respectively. The loan matures on July 2, 2006; and the Company estimates that the remaining balance of $0.6 million will be repaid by February 28, 2001.

         Upon completion of the IPO in September 1996, the Initial Employment Agreement was terminated and replaced with a new employment agreement, which does not provide the Company's President with the option to participate in prospects of the Company as a working interest owner or to receive or grant assignments or after program-payout working interests. In addition to the Company's President, the Company maintains employment contracts with certain other key employees of the Company.

         In January 2000, the Company and Mr. Floyd agreed to exchange all of the working interests and net profits interests Mr. Floyd had acquired in properties of the Company pursuant to the Initial Employment Agreement for an overriding royalty interest in those same properties. The exchange, was effective October 1, 1999, and was structured such that the net present value to be earned by the Company and Mr. Floyd would be approximately the same regardless of the nature of Mr. Floyd's participation in the earnings from such properties. As of October 1, 1999, the net present value, discounted at 10%, of the properties exchanged was approximately $13.5 million. Mr. Floyd will continue to paydown outstanding borrowings on his loan with the Company from monthly proceeds received from his overriding royalty interests in the Charco Field. The loan is secured by Mr. Floyd's overriding royalty interests in the Charco Field properties.

         During 2000, 1999 and 1998, the Company's President and his affiliates received $5.8 million, $4.7 million and $4.7 million, respectively, in revenues attributable to currently held overriding royalty interests and previously held working interests and net profits interests in properties of the Company, and paid $0.4 million, $2.5 million and $2.7 million, respectively, in costs and expenses attributable to those properties.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

         401(k) Profit Sharing Plan

         The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") for its employees. Under the 401(k) Plan, eligible employees may elect to have the Company contribute on their behalf up to 12.5% of their base compensation (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended) on a before tax basis. The Company makes a matching contribution of $1.00 for each $1.00 of employee deferral, subject to limitations imposed by the 401(k) Plan and the Internal Revenue Service. The amounts contributed under the 401(k) Plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. An employee's salary deferral contributions under the 401(k) Plan are 100% vested. The Company's matching contributions vest at the rate of 20% per year of service. Participants are entitled to payment of their vested account balances upon termination of employment. The Company made contributions to the 401(k) Plan of $0.6 million, $0.3 million and $0.2 million, respectively, for the years ended December 31, 2000, 1999 and 1998.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Supplemental Executive Retirement Plan

         The Company maintains an unfunded, non-qualified Supplemental Executive Retirement Plan (the "SERP"). Currently, the only beneficiary is the Company's President and Chief Executive Officer. The SERP provides that if the executive remains with the Company until age 65, upon his retirement on or after age 65, the executive will be paid $100,000 per year for life. Under the terms of the SERP, if Mr. Floyd retires prior to the age of 65, he would receive a reduced annual benefit. If, after retirement, the executive predeceases his spouse, 50% of the executive's SERP benefit will continue to be paid to the executive's surviving spouse for her life. The Company accrued $124,000 for the year ended December 31, 2000 and $123,000 in each of the years ended December 31, 1999 and 1998 related to the SERP.

NOTE 8 -- HEDGING CONTRACTS

         Natural Gas Price Swaps, Options and Collars

         As of December 31, 2000, the Company had entered into commodity price hedging contracts with respect to its production for 2001 as follows:

                                 COLLARS                    FAIR VALUE
                   ----------------------------------     --------------
                                      NYMEX
                    VOLUME        CONTRACT PRICE
    PERIOD         (MMMbtu)     FLOOR         CEILING     ($ THOUSANDS)
------------       --------     ------        -------     -------------
January 2001         4,960      $ 3.63        $ 5.30         $(23,208)
February 2001        4,480        3.63          5.30          (20,052)
March 2001           4,960        3.63          5.30          (17,524)
April 2001           4,800        4.00          6.11           (2,981)
May 2001             4,960        4.00          6.11           (1,303)
June 2001            4,800        4.00          6.11           (1,221)
July 2001            4,960        4.00          6.11           (1,341)
August 2001          4,960        4.00          6.11           (1,386)
September 2001       4,800        4.00          6.11           (1,350)
October 2001         4,960        4.00          6.11           (1,491)
November 2001        4,800        4.00          6.37           (1,419)
December 2001        4,960        4.00          6.37           (1,793)

         At December 31, 2000, the fair market value of the Company's hedge position for 2001 was a liability of $75 million. Fair market value is calculated for the respective months using prices derived from New York Mercantile Exchange (the "NYMEX") futures contract prices existing at December 31, 2000.

         Included in the hedged volume listed above for the months January 2001 through March 2001, the Company has 60,000 MMbtu/day hedged under no-cost collars with floating floors. The floating floor structure allows for a higher floor price in exchange for a lower ceiling. For example, during January 2001, if the settlement price is up to $2.50 the Company will receive the settlement price plus $0.50. If the settlement price is between $2.50 and $3.00 the Company will receive $3.00. If the settlement price is between $3.00 and $3.63, the Company will receive the settlement price and if market price is above $3.63, the Company will receive $3.63 (the ceiling).

         These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days of a particular contract month or the NYMEX price on the final trading day of the month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction (excluding the no-cost collars with floating floors discussed above), the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. The Company is not required to make or receive any payment in connection with a collar transaction if the settlement price is between the floor and the ceiling.

         As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its production for 2000 as follows:

                                 COLLARS               FAIR VALUE
                   ------------------------------    --------------
                                     NYMEX
                    VOLUME       CONTRACT PRICE
    PERIOD         (MMMbtu)    FLOOR      CEILING    ($ THOUSANDS)
------------       --------    -----      -------    -------------
January 2000        1,860      $2.55       $3.65       $(394)
February 2000       1,740       2.45        3.43        (325)
March 2000          1,860       2.35        3.11        (313)
April 2000            900       2.20        2.70         (57)
May 2000              930       2.20        2.70         (57)
June 2000             900       2.20        2.70         (50)
July 2000             930       2.20        2.70         (42)
August 2000           930       2.20        2.70         (31)
September 2000        900       2.20        2.70         (20)

         At December 31, 1999, the fair market value for the Company's hedge position was a liability of $1.3 million. Fair market value is calculated for the respective months using prices derived from NYMEX futures contract prices existing at December 31, 1999.

NOTE 9 -- SALES TO MAJOR CUSTOMERS

         The Company sold natural gas and oil production representing 10% or more of its natural gas and oil revenues for the year ended December 31, 2000 to Dynegy, Inc. (22.5%) and Adams Resources and Energy, Inc. (successor to H&N Gas Ltd.) (14.9%); for the year ended December 31, 1999 to Adams Resources and Energy, Inc. (successor to H&N Gas Ltd.) (22.5%); and for the year ended December 31, 1998 to H&N Gas Ltd. (27%) and Columbia Energy Services Corporation (12%). As is the nature of the exploration, development and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, the Company believes that the loss of any of the Company's major purchasers would not have a material adverse effect on the Company's operations.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Leases

         The Company has entered into certain noncancellable operating lease agreements relative to office space and equipment with various expiration dates through 2004. Minimum rental commitments under the terms of the leases are as follows (in thousands):


                    Year ended December 31,
                    2001 ...........................   392
                    2002 ...........................   460
                    2003 ...........................   554
                    2004 ...........................   323
                    Thereafter .....................    --

         Net rental expense related to these leases was $0.4 million for the year ended December 31, 2000 and $0.3 million during each of the two years ended December 31, 1999 and 1998.

NOTE 11 -- ACQUISITIONS

         West Cameron 587 Acquisition.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- SUBSEQUENT EVENTS

         KeySpan Joint Venture

         Effective January 1, 2001, the Company and KeySpan agreed to terminate the primary term of their joint offshore exploration agreement, the KeySpan Joint Venture (see Note 6 -- Related Party Transactions). Effective with the termination of the KeySpan Joint Venture, KeySpan will no longer participate in the Company's offshore exploration prospects and all working interests in undeveloped acreage contributed by the Company to the KeySpan Joint Venture will revert back to Houston Exploration at no cost. In addition, the Company will not receive any future reimbursements for general and administrative costs from KeySpan. KeySpan will continue to hold a working interest in prospects drilled under the terms of the joint venture agreement during 1999 and 2000 and pursuant to the terms of the agreement entered into in connection with the KeySpan Joint Venture, has agreed to commit an estimated $17 million for development of those prospects during 2001.

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

         Capitalized Costs of Natural Gas and Oil Properties

         As of December 31, 2000, 1999 and 1998, the Company's capitalized costs of natural gas and oil properties are as follows:



                                                                               YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     2000               1999              1998
                                                                  -----------       -----------       -----------
                                                                                   (IN THOUSANDS)
Unevaluated properties, not amortized ......................      $   142,890       $   164,377       $   145,317
Properties subject to amortization .........................        1,162,000           956,484           828,168
                                                                  -----------       -----------       -----------
Capitalized costs ..........................................        1,304,890         1,120,861           973,485
Accumulated depreciation, depletion and amortization .......         (601,034)         (512,465)         (438,974)
                                                                  -----------       -----------       -----------
          Net capitalized costs ............................      $   703,856       $   608,396       $   534,511
                                                                  ===========       ===========       ===========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a summary of the costs (in thousands) which are excluded from the amortization calculation as of December 31, 2000, by year of acquisition. The Company is not able to accurately predict when these costs will be included in the amortization base; however, the Company believes that unevaluated properties at December 31, 2000 will be fully evaluated within five years.



               2000 ..........      $ 31,134
               1999 ..........        20,292
               1998 ..........        42,081
               Prior .........        49,383
                                    --------
                                    $142,890
                                    ========

         Costs incurred for natural gas and oil exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2000, 1999 and 1998 include interest expense and general and administrative costs related to acquisition, exploration and development of natural gas and oil properties, of $ $23.3 million, $17.4 million and $17.3 million, respectively.


                                                YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                           2000          1999          1998
                                         --------      --------      --------
                                                    (IN THOUSANDS)
Property acquisition:
  Unevaluated(1) ..................      $  7,955      $ 10,337      $ 33,803
  Proved ..........................        38,579        37,105       162,083
Exploration costs .................        37,162        12,257        55,611
Development costs .................       100,333        87,965        51,046
                                         --------      --------      --------
          Total costs incurred ....      $184,029      $147,664      $302,543
                                         ========      ========      ========

----------

(1) These amounts represent costs incurred by the Company and excluded from the amortization base until proved reserves are established or impairment is determined.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  2. The estimated future cash flows are compiled by applying year-end prices of natural gas and oil relating to the Company's proved reserves to the year-end quantities of those reserves.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:


                                                                                AS OF DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     2000              1999               1998
                                                                  -----------       -----------       -----------
                                                                                   (IN THOUSANDS)
Future cash inflows ........................................      $ 5,189,328       $ 1,113,844       $   878,448
Future production costs ....................................         (542,139)         (190,900)         (153,567)
Future development costs ...................................         (153,210)         (120,071)         (103,915)
Future income taxes ........................................       (1,250,272)         (155,641)          (89,032)
                                                                  -----------       -----------       -----------
Future net cash flows ......................................        3,243,707           647,232           531,934
10% annual discount for estimated timing of cash flows .....       (1,179,680)         (178,007)         (135,874)
                                                                  -----------       -----------       -----------
Standardized measure of discounted future net
  cash flows ...............................................      $ 2,064,027       $   469,225       $   396,060
                                                                  ===========       ===========       ===========


         The following table summarizes changes in the standardized measure of discounted future net cash flows:

                                                                                 AS OF DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      2000             1999               1998
                                                                  -----------       -----------       -----------
                                                                                  (IN THOUSANDS)
Beginning of the year ......................................      $   469,225       $   396,060       $   315,380
Revisions to previous estimates:
  Changes in prices and costs ..............................        2,163,984            47,330          (104,137)
  Changes in quantities ....................................           24,650            51,375            (4,982)
  Changes in future development costs ......................          (32,152)          (25,730)           (6,656)
Development costs incurred during the period ...............           57,046            40,563            15,891
Extensions and discoveries, net of related costs ...........          403,012            91,383            72,333
Sales of natural gas and oil, net of production costs ......         (237,286)         (126,730)         (105,958)
Accretion of discount ......................................           52,967            41,293            37,706
Net change in income taxes .................................         (672,005)          (43,572)           44,812
Purchase of reserves in place ..............................           23,118            20,973           156,122
Sale of reserves in place ..................................               --            (2,194)             (863)
Production timing and other ................................         (188,532)          (21,526)          (23,588)
                                                                  -----------       -----------       -----------
End of year ................................................      $ 2,064,027       $   469,225       $   396,060
                                                                  ===========       ===========       ===========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ESTIMATED NET QUANTITIES OF NATURAL GAS AND OIL RESERVES (UNAUDITED)

         The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves (all within the United States) at the end of each of the three years in the period ended December 31, 2000, 1999 and 1998.


                                                            NATURAL GAS                          CRUDE OIL AND CONDENSATE
                                                              (MMcf)                                      (MBbls)
                                              --------------------------------------       --------------------------------------
                                                2000           1999           1998           2000           1999           1998
                                              --------       --------       --------       --------       --------       --------
Proved developed and
  undeveloped reserves: ................       526,185        470,447        330,601          2,470          1,650          1,077
Revisions of previous estimates ........         3,709         45,510         (4,656)           107            237           (105)
Extensions and discoveries .............        69,564         62,700         67,272          2,424            909            249
Production .............................       (77,861)       (69,679)       (61,479)          (311)          (258)          (225)
Purchase of reserves in place ..........         7,921         20,699        139,994            662              1            665
Sales of reserves in place .............            --         (3,492)        (1,285)            --            (69)           (11)
                                              --------       --------       --------       --------       --------       --------
End of year ............................       529,518        526,185        470,447          5,352          2,470          1,650
                                              ========       ========       ========       ========       ========       ========
Proved developed reserves:
Beginning of year ......................       397,343        369,931        256,632          1,796          1,498            914
End of year ............................       420,733        397,343        369,931          1,810          1,796          1,498

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected unaudited quarterly data is shown below:

                                                          1ST           2ND           3RD           4TH
                                                          ---           ---           ---           ---
                                                        QUARTER       QUARTER       QUARTER       QUARTER
                                                        --------      --------      --------      --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Total revenues ...................................      $ 49,348      $ 57,930      $ 62,903      $102,152
Income from operations ...........................        18,419        27,301        32,479        62,657
Net income .......................................         8,449        16,328        19,666        40,815

Net income per share(1) ..........................      $   0.35      $   0.56      $   0.67      $   1.40
Net income per share -- assuming dilution(1) .....      $   0.35      $   0.56      $   0.66      $   1.38


1999
Total revenues ...................................      $ 26,865      $ 35,137      $ 42,477      $ 47,248
Income from operations ...........................         3,817        10,725        16,194        18,940
Net income .......................................           746         5,189         8,528        10,158

Net income per share .............................      $   0.03      $   0.22      $   0.36      $   0.42
Net income per share -- assuming dilution ........      $   0.03      $   0.21      $   0.32      $   0.38

----------

(1) Quarterly earnings per share based on the weighted average number of shares outstanding during the quarter. Because of the increase in the number of shares outstanding during the first quarter due to the conversion of the KeySpan Facility and during the third and fourth quarters due to the exercise of stock options (see Note 3 -- Stockholders' Equity), the sum of quarterly earnings per share do not equal earnings per share for the year.

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  3.1        --      Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 1997 (File No. 001-11899)
                     and incorporated by reference herein).

  3.2        --      Restated Bylaws (filed as Exhibit 3.2 to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period
                     ended June 30, 1997 (File No. 001-11899) and incorporated
                     by reference herein).

  10.1(2)    --      Employment Agreement dated July 2, 1996 between The Houston
                     Exploration Company and James G. Floyd (filed as Exhibit
                     10.8 to the Company's Registration Statement on Form S-1
                     (Registration No. 333-4437) and incorporated by reference
                     herein).

  10.2(2)    --      Employment Agreement dated July 2, 1996 between The Houston
                     Exploration Company and Randall J. Fleming (filed as
                     Exhibit 10.9 to the Company's Registration Statement on
                     Form S-1 (Registration No. 333-4437) and incorporated by
                     reference herein).

  10.3(2)    --      Employment Agreement dated July 2, 1996 between The Houston
                     Exploration Company and Thomas W. Powers (filed as Exhibit
                     10.10 to the Company's Registration Statement on Form S-1
                     (Registration No. 333-4437) and incorporated by reference
                     herein).

  10.4(2)    --      Employment Agreement dated July 2, 1996 between The Houston
                     Exploration Company and James F. Westmoreland (filed as
                     Exhibit 10.11 to the Company's Registration Statement on
                     Form S-1 (Registration No. 333-4437) and incorporated by
                     reference herein).

  10.5       --      Registration Rights Agreement dated as of July 2, 1996
                     between The Houston Exploration Company and THEC Holdings
                     Corp. (filed as Exhibit 10.13 to the Company's Registration
                     Statement on Form S-1 (Registration No. 333-4437) and
                     incorporated by reference herein).

  10.6       --      Registration Rights Agreement between The Houston
                     Exploration Company and Smith Offshore Exploration Company
                     (filed as Exhibit 10.15 to the Company's Registration
                     Statement on Form S-1 (Registration No. 333-4437) and
                     incorporated by reference herein).

  10.7(2)    --      Registration Rights Agreement dated as of September 25,
                     1996 between The Houston Exploration Company and James G.
                     Floyd (filed as Exhibit 10.22 to the Company's Registration
                     Statement on Form S-1 (Registration No. 333-4437) and
                     incorporated by reference herein).

  10.8(2)    --      Supplemental Executive Pension Plan (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1
                     (Registration No. 333-4437) and incorporated by reference
                     herein).

  10.9(2)    --      Employment Agreement, dated September 19, 1996, between The
                     Houston Exploration Company and Charles W. Adcock (filed as
                     Exhibit 10.26 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1996 (File No. 001-11899)
                     and incorporated by reference herein).

  10.10(2)   --      Form of Letter Agreement from The Houston Exploration
                     Company to each of James G. Floyd, Randall J. Fleming,
                     Thomas W. Powers, Charles W. Adcock, James F. Westmoreland
                     and Sammye L. Dees evidencing grants of Phantom Stock
                     Rights effective as of December 16, 1996 (filed as Exhibit
                     10.27 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 1996 (File No. 001-11899) and
                     incorporated by reference herein).

  10.11(2)   --      Deferred Compensation Plan for Non-Employee Directors
                     (filed as Exhibit 10.24 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1997 (File No.
                     001-11899) and incorporated by reference herein).



EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  10.12      --      Indenture, dated as of March 2, 1998, between The Houston
                     Exploration Company and The Bank of New York, as Trustee,
                     with respect to the 8 5/8% Senior Subordinated Notes Due
                     2008 (including form of 8 5/8% Senior Subordinated Note Due
                     2008) (incorporated by reference to Exhibit 4.1 to the
                     Company's Registration Statement on Form S-4 (No.
                     333-50235)).

  10.13(2)   --      Amended and Restated 1996 Stock Option Plan (filed as
                     Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                     for the quarter ended June 30, 1998 (File No. 001-11899)
                     and incorporated by reference herein).

  10.14(2)   --      Employment Agreement dated May 1, 1998 between The Houston
                     Exploration Company and Thomas E. Schwartz (filed as
                     Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                     for the quarter ended March 31, 1998 (File No. 001-11899)
                     and incorporated by reference herein).

  10.15      --      Subordinated Loan Agreement dated November 30, 1998 between
                     The Houston Exploration Company and MarketSpan Corporation
                     d/b/a KeySpan Energy Corporation (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1998 and incorporated by reference herein).

  10.16      --      Subordination Agreement dated November 25, 1998 entered
                     into and among MarketSpan Corporation d/b/a KeySpan Energy
                     Corporation, The Houston Exploration Company and Chase Bank
                     of Texas, National Association (filed as Exhibit 10.31 to
                     the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1998 (File No. 001-11899) and incorporated by reference herein).

  10.17      --      First Amendment to Subordinated Loan Agreement and
                     Promissory Note between KeySpan Corporation and The Houston
                     Exploration Company dated effective as of October 27, 1999
                     (filed as Exhibit 10.17 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1999 (File No.
                     001-11899) and incorporated by reference herein).

  10.18      --      Exploration Agreement between The Houston Exploration
                     Company and KeySpan Exploration and Production, L.L.C.,
                     dated March 15,1999, (filed as Exhibit 10.1 to the
                     Company's Quarterly Report on Form 10-Q for the quarter
                     ended March 31, 1999 (File No. 001-11899) and incorporated by reference herein).

  10.19      --      First Amendment to the Exploration Agreement between The
                     Houston Exploration Company and KeySpan Exploration and
                     Production, L.L.C. dated November 3, 1999 (filed as Exhibit
                     10.19 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 1999 (file No. 001-11899) and
                     incorporated by reference herein).

  10.20      --      Amended and Restated Credit Agreement among The Houston
                     Exploration Company and Chase Bank of Texas, National
                     Association, as agent, dated March 30,1999, (filed as
                     Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                     for the quarter ended March 31, 1999 (File No. 001-11899)
                     and incorporated by reference herein).

  10.21      --      First Amendment and Supplement to Amended and Restated
                     Credit Agreement dated May 4, 1999 by and among The Houston
                     Exploration Company and Chase Bank of Texas, National
                     Association, as agent, (filed as Exhibit 10.1 to the
                     Company's Quarterly Report on Form 10-Q for the quarter
                     ended June 30, 1999 (File No. 001-11899) and incorporated
                     by reference herein).

  10.22      --      Second Amendment to Amended and Restated Credit Agreement
                     between The Houston Exploration Company and Chase Bank of
                     Texas, National Association, as agent, dated October 6,
                     1999, (filed as Exhibit 10.32 to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1999 (File No. 001-11899) and incorporated by reference
                     herein).



EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  10.23      --      Third Amendment and Supplement to Amended and Restated
                     Credit Agreement between The Houston Exploration Company
                     and Chase Bank of Texas, National Association, as agent,
                     dated December 9, 1999 (filed as Exhibit 10.23 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1999 File No. 001-11899) and incorporated by
                     reference herein).

  10.24(2)   --      1999 Non-Qualified Stock Option Plan dated October 26, 1999
                     (filed as Exhibit 10.24 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1999 File No.
                     001-11899) and incorporated by reference herein).

  10.25(2)   --      Change of Control Plan dated October 26, 1999 (filed as
                     Exhibit 10.25 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1999 File No. 001-11899)
                     and incorporated by reference herein).

  10.26(2)   --      Restated Exploration Agreement dated June 30, 2000 between
                     The Houston Exploration Company and KeySpan Exploration and
                     Production, L.L.C. (filed as Exhibit 10.1 to the Company's
                     Quarterly on Form 10-Q for the quarter ended September 30,
                     2000 File No. 001-11899) and incorporated by reference
                     herein).

  12.1(1)    --      Computation of ratio of earnings to fixed charges.

  21.1(1)    --      Subsidiaries of the Company.

  23.1(1)    --      Consent of Arthur Andersen LLP.

  23.2(1)    --      Consent of Netherland, Sewell & Associates.

  23.3(1)    --      Consent of Miller and Lents.

----------

(1)      Filed herewith.

(2)      Management contract or compensation plan.