Form 10-Q
period 2001-03-31
HOUSTON EXPLORATION CO
filed 2001-05-15
CIK 1015293

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                        1100 LOUISIANA STREET, SUITE 2000
                            HOUSTON, TEXAS 77002-5215
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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


         As of May 15, 2001, 30,047,341 shares of Common Stock, par value $.01 per share, were outstanding.


================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................................3

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000..........................................4

         Consolidated Statements of Operations -- Three Months Ended March 31, 2001 and 2000..........................5

         Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2001 and 2000..........................6

         Notes to the Consolidated Financial Statements...............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................18

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) Recent Sales of Unregistered Securities.................................................................19

Item 6.  Exhibits and Reports on Form 8-K............................................................................19

SIGNATURES...........................................................................................................20

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2001            2000
                                                                                     -----------    ------------
                                                                                     (UNAUDITED)
ASSETS:
Cash and cash equivalents ........................................................   $    17,670    $     9,675
Accounts receivable ..............................................................        74,235        100,966
Accounts receivable -- Affiliate .................................................           929         13,635
Inventories ......................................................................         2,247          1,923
Prepayments and other ............................................................         2,775          1,913
                                                                                     -----------    -----------
         Total current assets ....................................................        97,856        128,112
Natural gas and oil properties, full cost method
  Unevaluated properties .........................................................       153,219        142,890
  Properties subject to amortization .............................................     1,214,658      1,162,000
Other property and equipment .....................................................         9,892          9,852
                                                                                     -----------    -----------
                                                                                       1,377,769      1,314,742
Less: Accumulated depreciation, depletion and amortization .......................      (639,574)      (609,352)
                                                                                     -----------    -----------
                                                                                         738,195        705,390
Other assets .....................................................................         3,568          3,882
                                                                                     -----------    -----------
         TOTAL ASSETS ............................................................   $   839,619    $   837,384
                                                                                     ===========    ===========

LIABILITIES:
Accounts payable and accrued expenses ............................................   $    83,390    $   108,366
                                                                                     -----------    -----------
         Total current liabilities ...............................................        83,390        108,366

Long-term debt and notes .........................................................       200,000        245,000
Deferred federal income taxes ....................................................       114,559         87,040
Other deferred liabilities .......................................................            --            236
                                                                                     -----------    -----------
         TOTAL LIABILITIES .......................................................       397,949        440,642

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 29,997,741 shares issued and outstanding at March 31, 2001 and 29,829,050 shares issued
  and outstanding at December 31, 2000, respectively .............................           300            298
Additional paid-in capital .......................................................       328,085        325,205
Retained earnings ................................................................       118,583         71,239
Accumulated other comprehensive income ...........................................        (5,298)            --
                                                                                     -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY .............................................       441,670        396,742
                                                                                     -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $   839,619    $   837,384
                                                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                                        (UNAUDITED)
REVENUES:
  Natural gas and oil revenues .............................   $    123,996    $     48,918
  Other ....................................................            346             430
                                                               ------------    ------------
          Total revenues ...................................        124,342          49,348
OPERATING EXPENSES:
  Lease operating ..........................................          6,245           6,377
  Severance tax ............................................          4,714           1,606
  Depreciation, depletion and amortization .................         30,219          20,757
  General and administrative, net ..........................          7,965           2,189
                                                               ------------    ------------
          Total operating expenses .........................         49,143          30,929
Income from operations .....................................         75,199          18,419
Other (income) and expense .................................         (1,381)          1,752
Interest expense, net ......................................          1,927           4,021
                                                               ------------    ------------
Income before income taxes .................................         74,653          12,646
Provision for federal income taxes .........................         27,309           4,197
                                                               ------------    ------------
NET INCOME .................................................   $     47,344    $      8,449
                                                               ============    ============

Net income per share .......................................   $       1.58    $       0.35
                                                               ============    ============
Net income per share -- assuming dilution ..................   $       1.55    $       0.35
                                                               ============    ============

Weighted average shares outstanding ........................         29,963          23,979
Weighted average shares outstanding -- assuming dilution ...         30,502          24,102



              The accompanying notes are an integral part of these
                        consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
Net income .................................................   $     47,344    $      8,449
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .................         30,219          20,757
  Deferred income tax expense ..............................         27,519           4,422
  Changes in operating assets and liabilities:
     Decrease(increase) in accounts receivable .............         39,437          (5,911)
     Increase in inventories ...............................           (324)           (108)
     Increase in prepayments and other .....................           (862)         (3,002)
     Decrease(increase) in other assets and liabilities ....             78            (172)
     Decrease in accounts payable and accrued expenses .....        (30,274)         (2,621)
                                                               ------------    ------------

Net cash provided by operating activities ..................        113,137          21,814

INVESTING ACTIVITIES:
Investment in property and equipment .......................        (63,024)        (31,904)
                                                               ------------    ------------

Net cash used in investing activities ......................        (63,024)        (31,904)

FINANCING ACTIVITIES:
Proceeds from long term borrowings .........................         57,000           2,000
Repayments of long term borrowings .........................       (102,000)         (4,000)
Proceeds from issuance of common stock .....................          2,882              --
                                                               ------------    ------------
Net cash used in financing activities ......................        (42,118)         (2,000)

Increase(decrease) in cash and cash equivalents ............          7,995         (12,090)

Cash and cash equivalents, beginning of period .............          9,675          15,502
                                                               ------------    ------------

Cash and cash equivalents, end of period ...................   $     17,670    $      3,412
                                                               ============    ============

Cash paid for interest .....................................   $      7,280    $     10,092
                                                               ============    ============

Cash paid for taxes ........................................   $         --    $         --
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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of March 31, 2001, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 68% of the outstanding shares of Houston Exploration's common stock. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider that (i) distributes natural gas to 2.4 million customers in the Brooklyn, Long Island, Queens and Staten Island areas of New York and to customers in eastern and central Massachusetts and central New Hampshire; (ii) generates and manages electricity transmission and distribution through the ownership and operation of generating plants throughout New York state and through its contract with the Long Island Power Authority to manage electricity service to 1.1 million customers in the Long Island area; and
(iii) through its other subsidiaries, is involved in various energy services and energy related investments including wholesale and retail gas and electric marketing, appliance service and installation, large energy-system installation and management, fiber optic telecommunications and energy-related internet activities.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at March 31, 2001 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2000 is derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires companies to report the fair market value of derivatives on the balance sheet and record in income or in accumulated other comprehensive income, as appropriate, any changes in the fair market value of the derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and the adoption of SFAS No. 133 has had no effect on net income. At March 31, 2001, the Company recorded a liability of $5.3 million representing the fair market value of its hedge position and because the Company's natural gas hedges qualify for hedge accounting under SFAS No. 133, the Company recorded a corresponding debit to accumulated other comprehensive income, a component of stockholders' equity.

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

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     2001           2000
                                                                 ------------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .......................................               $     47,344   $      8,449
                                                                 ============   ============

Weighted average shares outstanding ..............                     29,963         23,979
Add: dilutive securities
      Options ....................................                        539            123
                                                                 ------------   ------------
Total weighted average shares outstanding and
  dilutive securities ............................                     30,502         24,102
                                                                 ============   ============

Net income per share .............................               $       1.58   $       0.35
                                                                 ============   ============
Net income per share -- assuming dilution ........               $       1.55   $       0.35
                                                                 ============   ============

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                  MARCH 31, 2001     DECEMBER 31, 2000
                                                 ---------------     -----------------
                                                           (IN THOUSANDS)
SENIOR DEBT:
Bank revolving credit facility, due 2003 .....   $        100,000    $        145,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due 2008 ...            100,000             100,000
                                                 ----------------    ----------------
    Total long-term debt and notes ...........   $        200,000    $        245,000
                                                 ================    ================


         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At March 31, 2001, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 98.5% of the $100 million carrying value or $98.5 million.

         Credit Facility

         The Company entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. Effective April 11, 2001 the Company's borrowing base was increased from $210 million to $250 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At March 31, 2001, $100 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to March 31, 2001, the Company paid down an additional $14 million on the Credit Facility bringing outstanding borrowings and letters of credit under the facility to $86.4 million as of May 15, 2001.

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

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of March 31, 2001, the Company was in compliance with all such covenants.

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

         Restricted Stock Grant to New President and Chief Executive.

         On April 4, 2001, the Company's Board of Directors appointed William G. Hargett to serve as the Company's President and Chief Executive Officer and Director. Effective April 4, 2001, the Company entered into an employment agreement with Mr. Hargett, and pursuant to the employment agreement, Mr. Hargett received a grant of 10,000 restricted shares of Houston Exploration common stock with a fair market value of approximately $300,000. The stock is restricted from transfer and subject to forfeiture in the event Mr. Hargett's employment is terminated prior to the third anniversary of his employment agreement and will otherwise vest, be nonforfeitable and freely transferable in equal one-third increments on each anniversary of the effective date of his employment agreement. The cost of the restricted stock will be recognized in earnings as compensation expense over the stock's three year vesting period.

         Termination of Employment Agreements for Retiring Executives.

         Effective March 31, 2001, the Company's President and Chief Executive Officer and Director, James G. Floyd, and the Senior Vice President - Exploration and Production, Randall J. Fleming, retired from the Company. Each had served in their respective positions since the Company's inception in 1986. In connection with their retirement as executive officers of the Company, each Messrs. Floyd and Fleming agreed to the termination of their respective employment agreements. They received lump sum severance payments of $2.3 million and $1.4 million, respectively.

         KeySpan Joint Venture

         Effective January 1, 1999, the Company entered into a joint exploration agreement (the "KeySpan Joint Venture") with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial two year term expiring December 31, 2000. Under the terms of the KeySpan Joint Venture, the Company contributed all of its then undeveloped offshore acreage to the joint venture and KeySpan received 45% of Houston Exploration's working interest in all prospects drilled under the program. KeySpan paid 100% of actual

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


intangible drilling costs for the joint venture up to a specified maximum and all additional intangible drilling costs incurred were paid 51.75% by KeySpan and 48.25% by Houston Exploration. Revenues are shared 55% Houston Exploration and 45% KeySpan. In addition, the Company received reimbursements from KeySpan for a portion of its general and administrative costs.

         During the initial two-year term of the joint drilling program beginning January 1, 1999 and ending December 31, 2000, the Company, together with KeySpan, drilled a total of 21 wells: 17 exploratory and four development, five of which were unsuccessful. KeySpan spent a total of $82.1 million on exploration and development, $46.5 million in 2000 and $35.6 million in 1999. Houston Exploration received a total of $7.3 million in general and administrative cost reimbursements, $2.5 million in 2000 and $4.8 million in 1999.

         Effective December 31, 2000, the Company and KeySpan agreed not to renew the primary or exploratory term of the KeySpan Joint Venture. As a result, KeySpan will not participate in the Company's future offshore exploration prospects nor will the Company receive any reimbursement from KeySpan for future general and administrative costs. However, pursuant to the terms of the joint venture agreement, KeySpan will continue to maintain its working interest in all wells drilled under the KeySpan Joint Venture. For the year 2001, KeySpan has agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000. During the first three months of 2001, KeySpan spent approximately $2.7 million in capital costs which compared to $12.5 million spent during the first three months of 2000. During the first three months of 2001, the Company received no reimbursements for general and administrative expenses from KeySpan compared to $0.6 million received in the first three months of 2000.

         KeySpan Credit Facility and Conversion.

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. On March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. As a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 68%. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's annual meeting held April 27, 1999. Borrowings under the facility bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. Pursuant to the conversion, the KeySpan Facility terminated on March 31, 2000. For the three months ended March 31, 2000, the Company incurred $1.5 million in interest and fees to KeySpan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months ended March 31, 2001 and 2000. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires companies to report the fair market value of derivatives on the balance sheet and record in income or in accumulated other comprehensive income, as appropriate, any changes in the fair market value of the derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and the adoption of SFAS No. 133 has had no effect on net income. At March 31, 2001, the Company recorded a liability of $5.3 million representing the fair market value of its hedge position and because the Company's natural gas hedges qualify for hedge accounting under SFAS No. 133, the Company recorded a corresponding debit to accumulated other comprehensive income, a component of stockholders' equity.

         Recent Developments

         Retirement of Executive Officers. Effective March 31, 2001, the Company's President and Chief Executive Officer and Director, James G. Floyd, and the Senior Vice President - Exploration and Production, Randall J. Fleming, retired from the Company. Each had served in their respective positions since the Company's inception in 1986. In conjunction with his retirement on March 31, 2001, Mr. Floyd resigned from the Company's Board of Directors. In connection with their retirement as executive officers of the Company, each Messrs. Floyd and Fleming agreed to the termination of their respective employment agreements and each received lump sum severance payments of $2.3 million and $1.4 million, respectively.

         New President and Chief Executive Officer. Effective April 4, 2001, the Company's Board of Directors appointed William G. Hargett to serve as the Company's President and Chief Executive Officer and Director. The Company entered into an employment agreement with Mr. Hargett and on the effective date of the agreement, Mr. Hargett received a grant of 10,000 restricted shares of Houston Exploration common stock with a fair market value of approximately $300,000. The stock is restricted from transfer and subject to forfeiture in the event Mr. Hargett's employment is terminated prior to the third anniversary of his employment agreement and will otherwise vest, be nonforfeitable and freely transferable in equal one-third increments on each anniversary of the effective date of his employment agreement. The cost of the restricted stock will be recognized in earnings as compensation expense over the stock's three year vesting period.

         Prior to his appointment as the Company's President and Chief Executive Officer and Director, Mr. Hargett served as President - North America of Santa Fe Snyder until May 2000. Prior to Snyder Oil Corporation's merger with Santa Fe Resources, Inc. in May of 1999, he was President, Chief Operating Officer and a director of Snyder Oil Corporation since April 1997. Prior to joining Snyder Oil Corporation, Mr. Hargett served as President of Greenhill Petroleum Corporation, the U.S. oil and gas subsidiary of Australian based Western Mining Corporation, from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett was employed in various exploration capacities by Tenneco Oil Corporation from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned Bachelor of Science and Master of Science degrees from the University of Alabama.

         KeySpan Joint Venture. Effective December 31, 2000, the Company and KeySpan agreed not to renew the primary or exploratory term of their joint exploration agreement (the "KeySpan Joint Venture"), (see Note 4 -- Related Party Transactions -- KeySpan Joint Venture). As a result of the expiration of the primary term of the KeySpan Joint Venture, all undeveloped offshore acreage contributed to the KeySpan Joint Venture by the Company reverted back to Houston Exploration, at no cost, and KeySpan will no longer participate in exploration prospects of the Company nor will the Company receive general and administrative expense reimbursements from KeySpan. However, under the secondary term of the KeySpan Joint Venture, KeySpan has agreed to continue to complete the development of wells drilled under the terms of the KeySpan Joint Venture during 1999 and 2000 and has committed to a development budget of approximately $17 million for 2001.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
              PRODUCTION:
                 Natural gas (MMcf) ...........................         22,095         19,344
                 Oil (MBbls) ..................................            112             75
                 Total (MMcfe) ................................         22,767         19,794

              AVERAGE SALES PRICES:
                 Natural gas (per Mcf) realized(1) ............   $       5.48   $       2.43
                 Natural gas (per Mcf) unhedged ...............           6.86           2.41
                 Oil (per Bbl) ................................          25.58          26.23

              EXPENSES (PER Mcfe):
                 Lease operating ..............................   $       0.27   $       0.32
                 Severance tax ................................           0.21           0.08
                 Depreciation, depletion and amortization .....           1.33           1.05
                 General and administrative, net(2) ...........           0.35           0.11

----------

(1)      Reflects the effects of hedging.

(2) For the three months ended March 31, 2001, includes one-time payments in connection with the termination of employment contracts for retiring executives combined with an increase in incentive compensation expenses.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Production. Houston Exploration's production increased 15% from 19,794 million cubic feet equivalent, or MMcfe, for the three months ended March 31, 2000 to 22,767 MMcfe for the three months ended March 31, 2001. The increase in production was primarily attributable to newly developed offshore production brought on-line since the end of the first quarter of 2000 at West Cameron 587, Matagorda Island 704, Galveston Island 389 and 190, High Island 115/133 and North Padre Island 883. Offshore production increased a total of 34% or 32 MMcfe/day from 94 MMcfe/day during the first quarter of 2000 to 126 MMcfe/day during the first quarter of 2001. Onshore, production increased slightly by 3%, from 124 MMcfe/day during the first quarter of 2000 to 127 MMcfe/day during the first quarter of 2001.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 154% from $48.9 million for the three months ended March 31, 2000 to $124 million for the three months ended March 31, 2001 as a result of the 15% increase in production combined with a 126% increase in average realized natural gas prices, from $2.43 per Mcf for the three months ended March 31, 2000 to $5.48 per Mcf for the three months ended March 31, 2001.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $5.48 per Mcf for the three months ended March 31, 2001, which was 80% of the average unhedged natural gas price of $6.86 that otherwise would have been received, resulting in natural gas and oil revenues for the three months ended March 31, 2001 that were $30.5 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding period during 2000, the Company realized an average gas price of $2.43 per Mcf, which was 101% of the average unhedged natural gas price of $2.41 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues that were $0.3 million higher than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses decreased slightly by 2%, from $6.4 million for the three months ended March 31, 2000 to $6.3 million for the three months ended March 31, 2001. On an Mcfe basis, lease operating expenses decreased 16% from $0.32 for the first three months of 2000 to $0.27 for the first three months of 2001. The decrease in both the lease operating expenses and lease operating expenses on a per unit basis is a result of the 15% increase in production for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 combined with the benefits realized from the Company's reorganization of its offshore operations and engineering department during the second half of 2000. Severance tax, which is a function of volume and revenues generated from onshore production, increased 194% from $1.6 million for the three months ended March 31, 2000 to $4.7 million for the three months ended March 31, 2001. On an Mcfe basis, severance tax increased from $0.08 per Mcfe, for the first three months of 2000 to $0.21 per Mcfe, for the first three months of 2001. The increase in severance tax expense and severance tax per Mcfe is due to higher natural gas prices received during the first three months of 2001 as compared to prices received during the first three months of 2000.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 46% from $20.8 million for the three months ended March 31, 2000 to $30.2 million for the three months ended March 31, 2001. Depreciation, depletion and amortization expense per Mcfe increased by 27% from $1.05 for the three months ended March 31, 2000 to $1.33 for the corresponding three months in 2001. The increase in depreciation, depletion and amortization expense reflects the 15% increase in production during the first quarter of 2001 as compared to the first quarter of 2000 combined with the increase in the depletion rate. The higher rate is a result of a higher level of capital spending during the first quarter of 2001 as compared to the first quarter of 2000 combined with the addition of fewer new reserves since the end of the first quarter of 2000.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.9 million and $0.3 million for the three months ended March 31, 2000 and 2001, respectively, increased 264% from $2.2 million for the three months ended March 31, 2000 to $8.0 million for the three months ended March 31, 2001. Included in reimbursements received from working interest owners were reimbursements totaling $0.6 million for the first three months of 2000 received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). Effective December 31, 2000 and pursuant to the expiration of the initial exploratory term of the KeySpan Joint Venture, the Company will no longer receive reimbursement of general and administrative expenses from KeySpan. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.2 million and $4.9 million, respectively, for the three months ended March 31, 2000 and 2001. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the first three months of 2001 as compared to the corresponding period of 2000. Aggregate general and administrative expenses were higher during the first three months of 2001 primarily as a result of: (i) one-time payments totaling $3.7 million in connection with the retirement of executive officers and the termination of their employment contracts; and (ii) an increase in incentive compensation and benefit related expenses.

         On an Mcfe basis, general and administrative expenses increased 218% from $0.11 for the three months ended March 31, 2000 to $0.35 for the three months ended March 31, 2001. Excluding the one-time payments for retiring executives totaling $3.7 million, general and administrative expenses on a per Mcfe basis would have increased 73% from $0.11 for the three months ended March 31, 2000 to $0.19 for the three months ended March 31, 2001. The higher rate per Mcfe during the first three months of 2001 reflects the increase in aggregate general and administrative expenses caused by the effect of the termination of reimbursements received pursuant to the KeySpan Joint Venture which were $0.6 million per quarter during 2000 combined with higher incentive compensation and benefit related expenses.

         Other Income and Expense. For the first quarter of 2001, the Company recognized other income of $1.4 million which relates to the reversal of a portion of $1.8 million in certain reserves recorded during the first quarter of 2000 in connection with the review of strategic alternatives for the Company which are no longer required. In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the

Company jointly announced that the review of strategic alternatives for Houston Exploration was complete. KeySpan announced that it planned to retain its equity position in Houston Exploration for the foreseeable future.

         Interest Expense, Net. Interest expense, net of capitalized interest, decreased 53% from $4.0 million for the three months ended March 31, 2000 to $1.9 million for the three months ended March 31, 2001. Capitalized interest decreased 6% from $3.3 million during the first three months of 2000 to $3.1 million during the corresponding three months of 2001. Aggregate interest expense decreased 31% from $7.3 million for the first three months of 2000 to $5.1 million for the first three months of 2001. While interest rates have decreased from the first quarter of 2000, the decrease in interest expense is due to: (i) the paydown of $79 million in borrowings under the revolving bank credit facility since March 31, 2000 of which $45 million was paid in the first quarter of 2001; and (ii) the March 31, 2000 conversion of $80 million in outstanding borrowings under a revolving credit facility with KeySpan into shares of common stock of the Company (see Note 4 -- Related Party Transactions -- KeySpan Credit Facility and Conversion).

         Income Tax Provision. The provision for income taxes increased from $4.2 million for the first three months of 2000 to $27.3 million for the first three months of 2001. The increase in income tax expense for the three months ended March 31, 2001 as compared to the corresponding period of 2001 is primarily due to the increase in pretax income for the three months ended March 31, 2001 as a result of higher natural gas prices, an increase in production and a decrease in interest expense, offset in part by higher operating expenses.

         Operating Income and Net Income. For the three months ended March 31, 2001, the 126% increase in natural gas price combined with the 15% increase in production offset in part by a 59% increase in operating expense caused operating income to increase 309% from $18.4 million during the first quarter of 2000 to $75.2 million during the first quarter of 2001. Correspondingly, net income increased 460% from $8.4 million for the three months ended March 31, 2000 to $47.3 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, equity capital from KeySpan as well as public sources, public debt and bank borrowings. On March 31, 2000, the Company converted $80 million in outstanding borrowings under a revolving credit facility established in November 1998 with KeySpan (the "KeySpan Facility") into 5,085,177 shares of common stock of the Company at a conversion price of $15.732 per share. The KeySpan Facility was terminated at conversion and as a result of the conversion, KeySpan's ownership interest in the Company has increased from 64% at December 31, 1999 to 68% as of March 31, 2001.

         Cash Flows From Operations. As of March 31, 2001, the Company had working capital of $14.5 million and $109.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the three months ended March 31, 2001 was $113.1 million compared to $21.8 million for the three months ended March 31, 2000. The increase in net cash provided by operating activities is due to an increase in net income caused by substantially higher natural gas prices and an increase in production combined with an increase in working capital. The increase in working capital during the first three months of 2001 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in drilling activity combined with an increase in operating costs. The Company's cash position decreased during the first three months of 2001 by a net paydown of borrowings under its revolving bank credit facility of $45 million. Funds used in investing activities consisted of $63 million for investments in property and equipment. As a result of these activities, cash and cash equivalents increased $8 million from $9.7 million at December 31, 2000 to $17.7 million at March 31, 2001.

         Capital Expenditures. During the first quarter of 2001, the Company invested a total of $63 million in natural gas and oil properties. This included $14.5 million for exploration, $33.6 million for development drilling, workovers and construction of platforms and pipelines and $14.9 million for leasehold and leasehold acquisition costs. The Company's capital expenditure budget for 2001 has been set at $225 million. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. The capital expenditure budget includes development costs associated with recent discoveries and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2001. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its revolving bank credit facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Shelf Offering. On May 20, 1999, the Company filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or a combination thereof. Depending on market conditions and the Company's capital needs, the Company may utilize the shelf registration in order to raise capital. The Company would use the net proceeds received from the sale of any securities for the repayment of debt and/or to fund an acquisition. There can be no assurance that the Company will be able to consummate such offering on acceptable terms.

         Capital Structure

         Credit Facility. The Company entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank, National Association. The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. Effective April 11, 2001 the borrowing base was increased to $250 million from $210 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At March 31, 2001, $100 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to March 31, 2001, the Company paid down an additional $14 million under the Credit Facility, further reducing outstanding borrowings and letters of credit under the facility to $86.4 million as of May 15, 2001.

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

         As of May 15, 2001, the Company had entered into commodity price hedging contracts with respect to its natural gas production as listed below. Natural gas production during the month of March 2001 was 7,799 MMcf (8,052 MMMbtu) or 252 MMcf/day (260 MMMBtu/day).

                                                                                                  COLLARS
                                                                       ------------------------------------------------------------
                                                                                                            NYMEX
                                                                        VOLUME                          CONTRACT PRICE
                                PERIOD                                 (MMMbtu)             AVERAGE FLOOR           AVERAGE CEILING
                                ------                                 --------             -------------           ---------------
            April 2001...................................                4,800                   4.000                   6.110
            May 2001.....................................                4,960                   4.000                   6.110
            June 2001....................................                4,800                   4.000                   6.110
            July 2001....................................                4,960                   4.000                   6.110
            August 2001..................................                4,960                   4.000                   6.110
            September 2001...............................                4,800                   4.000                   6.110
            October 2001.................................                4,960                   4.000                   6.110
            November 2001................................                4,800                   4.000                   6.371
            December 2001................................                4,960                   4.000                   6.371
            January 2002.................................                1,240                   4.000                   7.000
            February 2002................................                1,120                   4.000                   7.000
            March 2002...................................                1,240                   4.000                   7.000
            April 2002...................................                1,200                   4.000                   7.000
            May 2002.....................................                1,240                   4.000                   7.000
            June 2002....................................                1,200                   4.000                   7.000
            July 2002....................................                1,240                   4.000                   7.000
            August 2002..................................                1,240                   4.000                   7.000
            September 2002...............................                1,200                   4.000                   7.000
            October 2002.................................                1,240                   4.000                   7.000
            November 2002................................                1,200                   4.000                   7.000
            December 2002................................                1,240                   4.000                   7.000

         These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the final trading day of the month (the "settlement price").

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

         On March 31, 2000, the Company issued 5,085,177 shares of its common stock to THEC Holdings, Inc., an indirect wholly owned subsidiary of KeySpan Corporation, the Company's majority stockholder, as a result of the conversion of the $80 million principal amount outstanding on March 31, 2000 under the revolving credit facility entered into by the Company and KeySpan on November 30, 1998 (the "KeySpan Facility"). The number of shares issued was based on a conversion price of $15.732 per share, which was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's annual meeting held April 27, 1999. The 5,085,177 shares of the Company's common stock issued to THEC Holdings, Inc. are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

     EXHIBITS                                DESCRIPTION

     * 10.1     --  First Amendment to Employment Agreement dated March 8, 2001 between The Houston Exploration Company and Thomas W.
                    Powers.

     * 10.2     --  Employment Agreement dated April 4, 2001 between The Houston
                    Exploration Company and William G. Hargett.

     * 10.3     --  First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and Charles W.
                    Adcock.

     * 10.4     --  First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and Thomas W.
                    Schwartz.

     * 10.5     --  First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and James F.
                    Westmoreland.

----------

*Filed herewith and management contract.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  THE HOUSTON EXPLORATION COMPANY

                                  By:         /s/ William G. Hargett
                                     -----------------------------------------
Date: May 15, 2001                               William G. Hargett
                                       President and Chief Executive Officer


                                  By:        /s/ James F. Westmoreland
                                     -----------------------------------------
                                               James F. Westmoreland
Date: May 15, 2001                   Vice President, Chief Accounting Officer,
                                             Comptroller and Secretary

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                                  DESCRIPTION
     -------                                 -----------
     * 10.1     --  First Amendment to Employment Agreement dated March 8, 2001 between The Houston Exploration Company and Thomas W.
                    Powers.

     * 10.2     --  Employment Agreement dated April 4, 2001 between The Houston
                    Exploration Company and William G. Hargett.

     * 10.3     --  First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and Charles W.
                    Adcock.

     * 10.4     --  First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and Thomas W.
                    Schwartz.

     * 10.5     --  First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and James F.
                    Westmoreland.

----------

*Filed herewith and management contract.