Form 10-Q
period 2001-06-30
HOUSTON EXPLORATION CO
filed 2001-07-31
CIK 1015293

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________TO_____________

                         COMMISSION FILE NO. 001-11899

                                   ----------

                        THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                    22-2674487
(STATE OR OTHER JURISDICTION OF             INCORPORATION OR ORGANIZATION)
(IRS EMPLOYER IDENTIFICATION NO.)

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

         As of July 30, 2001, 30,354,880 shares of Common Stock, par value $.01 per share, were outstanding.


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

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...............................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets-- June 30, 2001 and December 31, 2000............................4

              Consolidated Statements of Operations-- Three Month and Six Month Periods Ended
                  June 30, 2001 and 2000...................................................................5

              Consolidated Statements of Cash Flows -- Six Month Periods Ended
                  June 30, 2001 and 2000...................................................................6

              Notes to Consolidated Financial Statements...................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................12

Item 3.       Qualitative and Quantitative Disclosures About Market Risk..................................20

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds...................................................21
Item 4.       Submission of Matters to a Vote of Security Holders.........................................21
Item 6.       Exhibits and Reports on Form 8-K............................................................21

SIGNATURES................................................................................................22

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                2001                2000
                                                                                          ---------------      ---------------
                                                                                             (UNAUDITED)
ASSETS:
Cash and cash equivalents ...........................................................     $         3,965      $         9,675
Accounts receivable .................................................................              96,349              100,966
Accounts receivable-- Affiliate .....................................................                 173               13,635
Inventories .........................................................................               2,081                1,923
Prepayments and other ...............................................................               1,937                1,913
                                                                                          ---------------      ---------------
         Total current assets .......................................................             104,505              128,112
Natural gas and oil properties, full cost method
  Unevaluated properties ............................................................             149,545              142,890
  Properties subject to amortization ................................................           1,302,198            1,162,000
Other property and equipment ........................................................               9,980                9,852
                                                                                          ---------------      ---------------
                                                                                                1,461,723            1,314,742
Less: Accumulated depreciation, depletion and amortization ..........................            (669,620)            (609,352)
                                                                                          ---------------      ---------------
                                                                                                  792,103              705,390
Other assets ........................................................................               5,204                3,882
                                                                                          ---------------      ---------------
         TOTAL ASSETS ...............................................................     $       901,812      $       837,384
                                                                                          ===============      ===============

LIABILITIES:
Accounts payable and accrued expenses ...............................................     $        89,060      $       108,366
                                                                                          ---------------      ---------------
         Total current liabilities ..................................................              89,060              108,366

Long-term debt and notes ............................................................             160,000              245,000
Deferred federal income taxes .......................................................             144,562               87,040
Other deferred liabilities ..........................................................                  --                  236
                                                                                          ---------------      ---------------
         TOTAL LIABILITIES ..........................................................             393,622              440,642

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3):

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 30,339,120 shares issued and outstanding at June 30, 2001 and 29,829,050 shares issued and
   outstanding at December 31, 2000, respectively ...................................                 303                  298
Additional paid-in capital ..........................................................             333,600              325,205
Retained earnings ...................................................................             154,438               71,239
Unearned compensation ...............................................................                (235)                  --
Accumulated other comprehensive income ..............................................              20,084                   --
                                                                                          ---------------      ---------------
          TOTAL STOCKHOLDERS' EQUITY ................................................             508,190              396,742
                                                                                          ---------------      ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................     $       901,812      $       837,384
                                                                                          ===============      ===============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED,                 SIX MONTHS ENDED,
                                                                       JUNE 30,                           JUNE 30,
                                                             -----------------------------     -----------------------------
                                                                  2001            2000             2001             2000
                                                             ------------     ------------     ------------     ------------
                                                                                       (UNAUDITED)
REVENUES:
  Natural gas and oil revenues .........................     $     98,916     $     57,533     $    222,912     $    106,451
  Other ................................................              392              397              738              827
                                                             ------------     ------------     ------------     ------------
          Total revenues ...............................           99,308           57,930          223,650          107,278
OPERATING EXPENSES:
  Lease operating ......................................            6,759            5,712           13,004           12,089
  Severance tax ........................................            3,015            2,095            7,729            3,701
  Depreciation, depletion and amortization .............           30,044           20,250           60,263           41,007
  General and administrative, net ......................            2,614            2,572           10,579            4,761
                                                             ------------     ------------     ------------     ------------
          Total operating expenses .....................           42,432           30,629           91,575           61,558

Income from operations .................................           56,876           27,301          132,075           45,720

Other (income) and expense .............................            1,500               --              119            1,752
Interest expense, net ..................................              543            2,517            2,470            6,538
                                                             ------------     ------------     ------------     ------------

Net income before income taxes .........................           54,833           24,784          129,486           37,430

Provision for federal income taxes .....................           18,978            8,456           46,287           12,653
                                                             ------------     ------------     ------------     ------------

NET INCOME .............................................     $     35,855     $     16,328     $     83,199     $     24,777
                                                             ============     ============     ============     ============

Net income per share ...................................     $       1.19     $       0.56     $       2.77     $       0.93
                                                             ============     ============     ============     ============
Net income per share-- assuming dilution ...............     $       1.17     $       0.56     $       2.73     $       0.93
                                                             ============     ============     ============     ============

Weighted average shares outstanding ....................           30,165           29,041           30,064           26,510
Weighted average shares outstanding-- assuming
    dilution ...........................................           30,554           29,402           30,528           26,752






                 The accompanying notes are an integral part of
                    these consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
Net income ......................................................     $     83,199      $     24,777
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ......................           60,263            41,007
  Deferred income tax expense ...................................           46,707            13,094
 Stock compensation expense .....................................               21                --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable .................           48,978            (8,842)
     Increase in inventories ....................................             (158)             (654)
     Increase in prepayments ....................................              (24)           (2,855)
    (Increase) decrease in other assets and liabilities .........           (1,558)              274
     Decrease in accounts payable and accrued expenses ..........          (19,306)          (10,751)
                                                                      ------------      ------------

Net cash provided by operating activities .......................          218,122            56,050

INVESTING ACTIVITIES:
Investment in property and equipment ............................         (146,976)          (67,688)
                                                                      ------------      ------------

Net cash used in investing activities ...........................         (146,976)          (67,688)

FINANCING ACTIVITIES:
Proceeds from long term borrowings ..............................           67,000            16,000
Repayments of long term borrowings ..............................         (152,000)          (20,000)
Proceeds from issuance of common stock ..........................            8,144             1,696
                                                                      ------------      ------------

Net cash used in financing activities ...........................          (76,856)           (2,304)
                                                                      ------------      ------------

Decrease in cash and cash equivalents ...........................           (5,710)          (13,942)

Cash and cash equivalents, beginning of period ..................            9,675            15,502
                                                                      ------------      ------------

Cash and cash equivalents, end of period ........................     $      3,965      $      1,560
                                                                      ============      ============

Cash paid for interest ..........................................     $      8,737      $     13,729
                                                                      ============      ============

Cash paid for taxes .............................................     $         --      $         --
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

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of June 30, 2001, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 68% of the outstanding shares of Houston Exploration's common stock. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider that (i) distributes natural gas to 2.4 million customers in the Brooklyn, Long Island, Queens and Staten Island areas of New York and to customers in eastern and central Massachusetts and central New Hampshire; (ii) generates and manages electricity transmission and distribution through the ownership and operation of generating plants throughout New York state and through its contract with the Long Island Power Authority to manage electricity service to 1.1 million customers in the Long Island area; and
(iii) through its other subsidiaries, is involved in various energy services and energy related investments including wholesale and retail gas and electric marketing, appliance service and installation, large energy-system installation and management, fiber optic telecommunications and energy-related internet activities.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at June 30, 2001 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2000 is derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         Net Income Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included in the Basic EPS calculation. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

                                                                    THREE MONTHS ENDED,             SIX MONTHS ENDED,
                                                                          JUNE 30,                      JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    2001           2000           2001           2000
                                                                 ----------     ----------     ----------     ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................................................     $   35,855     $   16,328     $   83,199     $   24,777
                                                                 ==========     ==========     ==========     ==========

Weighted average shares outstanding ........................         30,165         29,041         30,064         26,510
Add: dilutive securities
          Options ..........................................            389            361            464            242
                                                                 ----------     ----------     ----------     ----------
Total weighted average shares outstanding and dilutive
  securities ...............................................         30,554         29,402         30,528         26,752
                                                                 ==========     ==========     ==========     ==========

Net income per share .......................................     $     1.19     $     0.56     $     2.77     $     0.93
                                                                 ==========     ==========     ==========     ==========
Net income per share-- assuming dilution ...................     $     1.17     $     0.56     $     2.73     $     0.93
                                                                 ==========     ==========     ==========     ==========

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 -- LONG-TERM DEBT AND NOTES


                                                        JUNE 30, 2001    DECEMBER 31, 2000
                                                       --------------    -----------------
                                                                (IN THOUSANDS)
SENIOR DEBT:
Bank revolving credit facility, due 2003 .........     $       60,000     $      145,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due 2008 .......            100,000            100,000
                                                       --------------     --------------
    Total long-term debt and notes ...............     $      160,000     $      245,000
                                                       ==============     ==============


         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At June 30, 2001, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 99.5% of the $100 million carrying value or $99.5 million.

         Credit Facility

         The Company entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank, National Association ("Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At June 30, 2001, the Company's borrowing base was $250 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At June 30, 2001, $60 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations.

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

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) sets a maximum limit of 70% on the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of June 30, 2001, the Company was in compliance with all such covenants.

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

         Restricted Stock Grant to New President and Chief Executive.

         On April 4, 2001, the Company's Board of Directors appointed William G. Hargett to serve as the Company's President and Chief Executive Officer and Director. Effective April 4, 2001, the Company entered into an employment agreement with Mr. Hargett, and pursuant to the employment agreement, Mr. Hargett received a grant of 10,000 restricted shares of Houston Exploration common stock with a fair market value of approximately $256,000. The stock is restricted from transfer and subject to forfeiture in the event Mr. Hargett's employment is terminated prior to the third anniversary of his employment agreement and will otherwise vest, be nonforfeitable and freely transferable in equal one-third increments on each anniversary of the effective date of his employment agreement. The cost of the restricted stock will be recognized in earnings as compensation expense over the stock's three year vesting period.

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

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Effective December 31, 2000, the Company and KeySpan agreed not to renew the primary or exploratory term of the KeySpan Joint Venture. As a result, KeySpan will not participate in the Company's future offshore exploration prospects nor will the Company receive any reimbursement from KeySpan for future general and administrative costs. However, pursuant to the terms of the joint venture agreement, KeySpan will continue to maintain its working interest in all wells drilled under the KeySpan Joint Venture. For the year 2001, KeySpan has agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000. During the three month periods ended June 30, 2001 and 2000, KeySpan incurred approximately $7.4 million and $1.3 million, respectively, in capital costs under the KeySpan Joint Venture. For the six month periods ended June 30, 2001 and 2000, KeySpan incurred approximately $10.1 million and $13.8 million, respectively in capital costs. The Company received no reimbursements for general and administrative expenses during 2001 compared to $0.6 million per quarter or $1.2 million for the first six months of 2000.

         KeySpan Credit Facility and Conversion.

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. Under the terms of the KeySpan Facility, on March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. As a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 68%. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The issuance of additional shares of Company common stock to KeySpan as a result of the conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's annual meeting held April 27, 1999. Borrowings under the facility bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. Pursuant to the conversion, the KeySpan Facility terminated on March 31, 2000. For the three months ended March 31, 2000, the Company incurred $1.5 million in interest and fees to KeySpan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the six months ended June 30, 2001 and 2000. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

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

         New Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires companies to report the fair market value of derivatives on the balance sheet and record in income or in accumulated other comprehensive income, as appropriate, any changes in the fair market value of the derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and the adoption of SFAS No. 133 has had no effect on net income. At June 30, 2001, the Company recorded an asset of $30.9 million representing the fair market value of its hedge position and because the Company's natural gas hedges qualify for hedge accounting and there is no ineffectiveness, the Company has correspondingly recorded a credit to accumulated other comprehensive income for $20.1 million representing the fair market value of its hedge position, net of tax.

         Recent Developments.

         Increase in Capital Expenditure Budget. At the Company's quarterly meeting of its Board of Directors held July 25, 2001, the Company's capital expenditure budget for the year 2001 was increased by $75 million from $225 million to $300 million.

         Appointment of New Executive Officer. Effective July 16, 2001, the Board of Directors appointed Tracy Price as the Company's Senior Vice President
- Land. Prior to joining Houston Exploration, Mr. Price had been Manager of Land and Business Development for Newfield Exploration Company since September 1990. From 1986 to 1990, Mr. Price was Land Manager with Apache Corporation. Prior to joining Apache Corporation, Mr. Price served as Senior Landman for Challenger Minerals Inc. from 1983 to 1986 and worked as a landman for Phillips Petroleum Company from 1981 to 1983. He received his B.B.A. in Petroleum Land Management from The University of Texas.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical natural gas and oil production data during the periods indicated:


                                                            THREE MONTHS ENDED,                SIX MONTHS ENDED,
                                                                  JUNE 30,                          JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
PRODUCTION:
    Natural gas (MMcf) ...........................           21,295           18,472           43,390           37,816
    Oil (MBbls) ..................................               99               99              211              174
    Total (MMcfe) ................................           21,889           19,066           44,656           38,860

AVERAGE SALES PRICES:
    Natural gas (per Mcf) realized(1) ............     $       4.54     $       2.98     $       5.02     $       2.70
    Natural gas (per Mcf) unhedged ...............             4.48             3.37             5.69             2.88
    Oil (per Bbl) ................................            23.29            24.40            24.51            25.19

OPERATING EXPENSES (PER MCFE):
    Lease operating ..............................     $       0.31     $       0.30     $       0.29     $       0.31
    Severance tax ................................             0.14             0.11             0.17             0.10
    Depreciation, depletion and amortization .....             1.37             1.06             1.35             1.06
    General and administrative, net(2) ...........             0.12             0.13             0.24             0.12

----------


(1)      Reflects the effects of hedging.

(2) For the six months ended June 30, 2001, includes one-time payments in connection with the termination of employment contracts for retiring executives combined with an increase in incentive compensation expenses.


RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 2001

         Production. Houston Exploration's production increased 15% from 19,066 million cubic feet equivalent (MMcfe) for the three months ended June 30, 2000 to 21,889 MMcfe for the three months ended June 30, 2001. The increase in production was primarily attributable to newly developed offshore production brought on-line since the end of the second quarter of 2000 at West Cameron 587, Matagorda Island 704, Galveston Island 144, 190, 241 and 389, High Island 115/133 and North Padre Island 883. Offshore production increased a total of 37% or 33 MMcfe/day from 90 MMcfe/day during the second quarter of 2000 to 123 MMcfe/day during the second quarter of 2001. Onshore, total production decreased slightly by 2%, from 120 MMcfe/day during the second quarter of 2000 to 118 MMcfe/day during the second quarter of 2001. Production at the Company's Charco Field remained unchanged at an average of 82 MMcfe/day during both the second quarter of 2000 and 2001.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 72% from $57.5 million for the three months ended June 30, 2000 to $98.9 million for the three months ended June 30, 2001. The increase in revenues was due to the 52% increase in average realized natural gas prices from $2.98 per Mcf for the three months ended June 30, 2000 to $4.54 per Mcf for the three months ended June 30, 2001 combined with the 15% increase in production.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $4.54 per Mcf for the three months ended June 30, 2001, which was 101% of the average unhedged natural gas price of $4.48 that otherwise would have been received, resulting in natural gas and oil revenues for the second quarter of 2001 that were $1.3 million higher than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding three month period of 2000, the Company realized an average gas price of $2.98 per Mcf, which was 88% of the average unhedged natural gas price of $3.37 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues that were $7.1 million lower than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 19% from $5.7 million for the three months ended June 30, 2000 to $6.8 million for the three months ended June 30, 2001. On an Mcfe basis, lease operating expenses increased from $0.30 during the second quarter of 2000 to $0.31 during the second quarter of 2001. The increase in both the lease operating expenses and lease operating expense per Mcfe during the second quarter of 2001 is primarily a result of the continued expansion of the Company's operations combined with higher service costs across the industry. Severance tax, which is a function of volume and revenues generated from production onshore and offshore in state waters, increased 43% from $2.1 million for the three months ended June 30, 2000 to $3.0 million for the three months ended June 30, 2001. On an Mcfe basis, severance tax increased from $0.11 per Mcfe, during the second quarter of 2000 to $0.14 per Mcfe, during the second quarter of 2001. The increase in severance tax expense and severance tax per Mcfe is due to higher natural gas prices realized during the second quarter of 2001 as compared to prices realized during the corresponding period of 2000 combined with an increase in production from offshore properties in state waters.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 48% from $20.3 million for the three months ended June 30, 2000 to $30.0 million for the three months ended June 30, 2001. Depreciation, depletion and amortization expense per Mcfe increased by 29% from $1.06 for the three months ended June 30, 2000 to $1.37 for the corresponding three months in 2001. The increase in depreciation, depletion and amortization expense reflects the 15% increase in production during the second quarter of 2001 as compared to the second quarter of 2000 combined with an increase in the depletion rate. The higher rate is a result of a higher level of capital spending during the second quarter of 2001 as compared to the second quarter of 2000 combined with the addition of fewer new reserves since the end of the second quarter of 2000.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $0.9 million and $0.3 million, for the three months ended June 30, 2000 and 2001, respectively, remained unchanged at $2.6 million for both the three month periods ended June 30, 2000 and 2001. Included in reimbursements received from working interest owners for the second quarter of 2000 were reimbursements totaling $0.6 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). Effective December 31, 2000 and pursuant to the expiration of the initial exploratory term of the KeySpan Joint Venture, the Company no longer receives reimbursement of general and administrative expenses from KeySpan. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.9 million and $2.5 million, respectively, for the three months ended June 30, 2000 and 2001. On an Mcfe basis, general and administrative expenses decreased by 8% from $0.13 for the three months ended June 30, 2000 to $0.12 for the three months ended June 30, 2001. The lower rate per Mcfe during the second quarter of 2001 reflects the 15% increase in production for the second quarter of 2001 combined with essentially no increase in net general and administrative expenses.

         Strategic Review Expenses. During the second quarter of 2001, the Company paid additional expenses of $1.5 million incurred in connection with the review of strategic alternatives for the Company which was initiated at the end of the third quarter of 1999. In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for the Company and KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration was complete. KeySpan announced that it planned to retain its equity position in Houston Exploration for the foreseeable future. A reserve for strategic review expenses of $1.8 million was established by the Company during the first quarter of 2000. At March 31, 2001, the Company reevaluated the established reserve and felt that a portion of the reserve was no longer required. As a result of this reevaluation, during the first quarter of 2001, the Company recognized $1.4 million in other income relating to the reversal of a portion of the reserve. As noted above, the reserve was ultimately required. The net effect of the first quarter 2001 reversal of $1.4 million and the second quarter payment and recognition of $1.5 million in additional expenses is $119,000 in additional strategic review expenses for the six months ended June 30, 2001.

         Interest Expense. Interest expense, net of capitalized interest, decreased 80% from $2.5 million for the three months ended June 30, 2000 to $0.5 million for the three months ended June 30, 2000. Aggregate interest expense decreased 39% from $5.9 million for the three months ended June 30, 2000 to $3.6 million for the corresponding three months of 2001. The decrease in aggregate interest is due to a combination of a decrease in interest rates combined with the paydown of $117 million in borrowings under the revolving bank credit facility since June 30, 2000, of which $85 million was paid during the first six months of 2001. Capitalized interest decreased 9% from $3.4 million during the second quarter of 2000 to $3.1 million during the corresponding three months of 2001. The decrease in capitalized interest during the second quarter of 2001 is due to the decrease in aggregate interest expense offset in part by a higher level of exploratory drilling during the second quarter of 2001.

         Income Tax Provision. The provision for income taxes increased from $8.5 million for the three months ended June 30, 2000 to $19.0 million for the three months ended June 30, 2001. The increase in income tax expense for the second quarter of 2001 as compared to the second quarter of 2000 is due to the 121% increase in pretax income for the three months ended June 30, 2001 as a result of higher natural gas prices, an increase in production and a decrease in interest expense, offset in part by higher operating expenses.

         Operating Income and Net Income. For the three months ended June 30, 2001, the 52% increase in natural gas price combined with the 15% increase in production, offset in part by a 39% increase in operating expense, caused operating income to increase 108% from $27.3 million during the second quarter of 2000 to $56.9 million during the second quarter of 2001. Correspondingly, net income increased 120% from $16.3 million for the three months ended June 30, 2000 to $35.9 million for the three months ended June 30, 2001 and reflects lower interest expense and higher taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 2001

         Production. Houston Exploration's production increased 15% from 38,860 MMcfe for the six months ended June 30, 2000 to 44,656 MMcfe for the six months ended June 30, 2001. The increase in production was primarily attributable to newly developed offshore production brought on-line since the end of the second quarter of 2000. Offshore production increased 34% from an average of 93 MMcfe/day during the first half of 2000 to an average of 125 MMcfe/day during the first half of 2001. This increase is primarily attributable to newly developed production at West Cameron 587, Matagorda Island 704, Galveston Island 144, 190, 241 and 389, High Island 115/133 and North Padre Island 883. Onshore, daily production rates remained unchanged, increasing only slightly from an average of 121 MMcfe/day during the first half of 2000 to an average of 122 MMcfe/day during the first half of 2001.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 109% from $106.5 million for the six months ended June 30, 2000 to $222.9 million for the six months ended June 30, 2001 as a result of a 86% increase in average realized natural gas prices, from $2.70 per Mcf in the six months ended June 30, 2000 to $5.02 per Mcf in the six months ended June 30, 2001, combined with a 15% increase in production for the same period.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $5.02 per Mcf for the six months ended June 30, 2001, which was 88% of the average unhedged natural gas price of $5.69 that otherwise would have been received, resulting in natural gas and oil revenues for the six months ended June 30, 2001 that were $29.2 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding six month period during 2000, the Company realized an average gas price of $2.70 per Mcf, which was 94% of the average unhedged natural gas price of $2.88 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues that were $6.8 million lower than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 7% from $12.1 million for the six months ended June 30, 2000 to $13.0 million for the six months ended June 30, 2001. On an Mcfe basis, lease operating expenses decreased from $0.31 for the six first months of 2000 to $0.29 for the first six months of

2001. The increase in lease operating expenses for the six months ended June 30, 2001 is attributable to the continued expansion of the Company's operations combined with an increase in service costs across the industry. The decrease in lease operating expenses per Mcfe reflects the 15% increase in production volume for the first half of 2001. Severance tax, which is a function of volume and revenues generated from onshore production as well as offshore production in state waters, increased from $3.7 million for the six months ended June 30, 2000 to $7.7 million for the six months ended June 30, 2001. On an Mcfe basis, severance tax increased from $0.10 per Mcfe for the six month periods ended June 30, 2000 to $0.17 per Mcfe for the corresponding period of 2001. The increase in severance tax expense and the rate per Mcfe reflects the higher natural gas prices realized during the first six months of 2001 as compared to the first six months of 2000 combined with newly developed offshore production located in state waters brought on-line since the end of the second quarter of 2000.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 47% from $41.0 million for the six months ended June 30, 2000 to $60.3 million for the six months ended June 30, 2001. Depreciation, depletion and amortization expense per Mcfe increased 27% from $1.06 for the six months ended June 30, 2000 to $1.35 for the six months ended June 30, 2001. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. The higher depletion rate is a result of a higher level of capital spending during first six months of 2001 as compared to the corresponding period of 2000 combined with the addition of fewer new reserves since the end of the second quarter of 2000.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $1.7 million and $0.6 million for the six months ended June 30, 2000 and 2001, respectively, increased 121% from $4.8 million for the six months ended June 30, 2000 to $10.6 million for the six months ended June 30, 2001. Included in reimbursements received from working interest owners for the six months ended June 30, 2000 were reimbursements totaling $1.2 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). Overhead reimbursements were terminated December 31, 2000 with the expiration of the initial exploratory term of the KeySpan Joint Venture, and as a result the Company no longer receives reimbursement of general and administrative expenses from KeySpan. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $5.2 million and $7.4 million, respectively, for the six months ended June 30, 2000 and 2001. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the first six months of 2001 as compared to the corresponding period of 2000. Aggregate general and administrative expenses are higher during the first half of 2001 as a result of: (i) one-time payments totaling $3.7 million in connection with the retirement of executive officers and the termination of their employment contracts during the first quarter of 2001; (ii) expansion of the Company's workforce; and (iii) an increase in incentive compensation and benefit related expenses.

         On an Mcfe basis, general and administrative expenses increased 100% from $0.12 for the six months ended June 30, 2000 to $0.24 for the six months ended June 30, 2001. Excluding the one-time payments for retiring executives totaling $3.7 million, general and administrative expenses on a per Mcfe basis would have increased 25% from $0.12 for the six months ended June 30, 2000 to $0.15 for the six months ended June 30, 2001. The higher rate per Mcfe during the first six months of 2001 reflects the increase in aggregate general and administrative expenses caused by the effects of the termination of reimbursements received pursuant to the KeySpan Joint Venture which were $0.6 million per quarter during 2000 or $1.2 million for the first six months of 2000 combined with the expansion of the Company's workforce and higher incentive compensation and benefit related expenses.

         Strategic Review Expenses. During the first six months of 2001, the Company incurred an additional $119,000 in strategic review expenses which compares to $1.8 million in expenses that were recognized during the first six months of 2000. In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for the Company and KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration was complete. KeySpan also announced that it planned to retain its equity position in Houston Exploration for the foreseeable future.

         Interest Expense, Net. Interest expense, net of capitalized interest, decreased 62% from $6.5 million for the six months ended June 30, 2000 to $2.5 million for the six ended June 30, 2001. Aggregate interest expense decreased 34% from $13.2 million for the six months ended June 30, 2000 to $8.7 million during the corresponding period of 2001. The decrease in aggregate interest is due to a combination of a decrease in interest rates combined with (i) the paydown of $117 million in borrowings under the revolving bank credit facility since June 30, 2000, of which $85 million was paid during the first six months of 2001; and (ii) the March 31, 2000 conversion of $80 million in outstanding borrowings under a revolving credit facility with KeySpan into shares of common stock of the Company (see Note 4 -- Related Party Transactions -- KeySpan Credit Facility and Conversion). Capitalized interest decreased 7% from $6.7 million for the six months ended June 30, 2000 to $6.2 million for the six months ended June 30, 2001 and reflects the decrease in aggregate interest expense offset in part by a higher level of exploratory drilling during the first six months of 2001.

         Income Tax Provision. The provision for income taxes increased from $12.7 million for the first six months of 2000 to $46.3 million for the first six months of 2001 due to the 246% increase in pretax income during the first half of 2001 from $37.4 million for the six months ended June 30, 2000 to $129.5 million for the first six months of 2001 as a result of the combination of higher natural gas prices, an increased in production, a decrease in interest expense offset in part by higher operating expenses.

         Operating Income and Net Income. For the six months ended June 30, 2001, the 86% increase in natural gas prices combined with the 15% increase in production, offset in part by a 49% increase in operating expenses, caused operating income to increase 189% from $45.7 million during the first six months of 2000 to $132.1 million during the first six months of 2001. Correspondingly, net income increased 235% from $24.8 million for the six months ended June 30, 2000 to $83.2 million for the six months ended June 30, 2001 and reflects lower interest expense and higher taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, equity capital from KeySpan as well as public sources, public debt and bank borrowings. On March 31, 2000, the Company converted $80 million in outstanding borrowings under a revolving credit facility established in November 1998 with KeySpan (the "KeySpan Facility") into 5,085,177 shares of common stock of the Company at a conversion price of $15.732 per share. The KeySpan Facility was terminated at conversion and as a result of the issuance of Company common stock to KeySpan in connection with the conversion, KeySpan's ownership interest in the Company has increased from 64% at December 31, 1999 to 68% as of June 30, 2001.

         Cash Flows From Operations. As of June 30, 2001, the Company had working capital of $15.4 million and $189.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the six months ended June 30, 2001 was $218.1 million compared to $56.1 million for the six months ended June 30, 2000. The increase in net cash provided by operating activities is due to an increase in net income caused by substantially higher natural gas prices and an increase in production combined with an increase in working capital. The increase in working capital during the first six months of 2001 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in drilling activity combined with an increase in operating costs. The Company's cash position decreased during the first six months of 2001 by a net paydown of borrowings under its revolving bank credit facility of $85 million. In addition, cash increased by $8.1 million during the first six months of 2001 due to proceeds received from the issuance of common stock as a result of the exercise of stock options. Funds used in investing activities consisted of $147 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $5.7 million from $9.7 million at December 31, 2000 to $4.0 million at June 30, 2001.

         Capital Expenditures. During the first half of 2001, the Company invested a total of $146.9 million in natural gas and oil properties. This included $49.7 million for exploration, $73 million for development drilling, workovers and construction of platforms and pipelines, $24.2 million for leasehold and leasehold acquisition costs.

         At the Company's quarterly meeting of its Board of Directors held on July 25, 2001, the Company's capital expenditure budget for the year 2001 was increased from $225 million to $300 million. The increase allows for up to $153.1 million to be spent on oil and gas capital expenditures during the second half of 2001. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. The capital expenditure budget includes exploration and development costs associated with projects in progress or planned for the current year and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2001. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its revolving bank credit facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Shelf Offering. On May 20, 2000, the Company filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or a combination thereof. Depending on market conditions and the Company's capital needs, the Company may utilize the shelf registration in order to raise capital. The Company would use the net proceeds received from the sale of any securities for the repayment of debt and/or to fund an acquisition. The Company may not be able to consummate any offering on acceptable terms.

         Capital Structure

         Revolving Bank Credit Facility. The Company entered into a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank, National Association. The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At June 30, 2001, the borrowing base was $250 million. Up to $2.0 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At June 30, 2001, $60 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Natural Gas Hedging. The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, the use also limits future revenues from possible favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments used are swaps, collars and options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts will be recorded directly to other income or expense.

         At June 30, 2001, Company's hedge position had a positive fair market value of approximately $30.9 million, representing hedged production for the remaining months of 2001 of 160,000 MMBtu/day at ceilings between $6.11 - $6.37 and a floor of $4.00 and hedged production for all months of 2002 of 40,000 MMBtu/day at a ceiling of $7.00 and a floor of $4.00. Subsequent to June 30, 2001, the Company hedged an additional 40,000 MMBtu/day for the months September 2001 through December 2001 and an additional 120,000 MMBtu/day for all months of 2002. The table below reflects the Company's position as of July 30, 2001 and includes all hedges subsequent to June 30, 2001. Natural gas production during the month of June 2001 was 7,145 MMcf (7,385 MMMbtu) or 238 MMcf/day (246 MMMBtu/day).


                                                                       COLLARS
                                                   -------------------------------------------------
                                                                                NYMEX
                                                    VOLUME              EFFECTIVE CONTRACT PRICE
               PERIOD                              (MMMBTU)         AVERAGE FLOOR    AVERAGE CEILING
               ------                              --------         -------------    ---------------
July 2001...................................        4,960                4.000              6.110
August 2001.................................        4,960                4.000              6.110
September 2001..............................        6,000                3.840              5.654
October 2001................................        6,200                3.840              5.654
November 2001...............................        6,000                3.840              5.863
December 2001...............................        6,200                3.840              5.863
January 2002................................        4,960                3.523              5.172
February 2002...............................        4,480                3.523              5.172
March 2002..................................        4,960                3.523              5.172
April 2002..................................        4,800                3.523              5.172
May 2002....................................        4,960                3.523              5.172
June 2002...................................        4,800                3.523              5.172
July 2002...................................        4,960                3.523              5.172
August 2002.................................        4,960                3.523              5.172
September 2002..............................        4,800                3.523              5.172
October 2002................................        4,960                3.523              5.172
November 2002...............................        4,800                3.523              5.172
December 2002...............................        4,960                3.523              5.172

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 2001, the company held its annual meeting of shareholders. All matters brought for a vote before the shareholders as listed in the Company's proxy statement were approved as follows:

         1. The election of the following nine Directors of the Company to serve until the Company's next annual meeting:

     DIRECTOR                    VOTES FOR         VOTES WITHHELD
     --------                    ---------         --------------
Robert B. Catell                27,220,913              862,523
William G. Hargett              26,946,091            1,137,345
Gordon F. Ahalt                 28,054,671               28,765
David G. Elkins                 28,054,946               28,490
Russell D. Gordy                28,054,946               28,490
Gerald Luterman                 27,254,122              829,314
Craig G. Matthews               27,256,822              826,614
H. Neil Nichols                 27,259,422              824,014
James Q. Riordan                28,054,271               29,165
Donald C. Vaughn                27,955,526              127,910

         2. The appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001.

     VOTES FOR          VOTES AGAINST            ABSTAINED
    ----------          -------------         --------------
    28,078,980                  4,048                    408

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE HOUSTON EXPLORATION COMPANY

                                    By: /s/ William G. Hargett
                                       ----------------------------------------
                                                 William G. Hargett
Date: July 30, 2001                      President and Chief Executive Officer



                                    By: /s/ James F. Westmoreland
                                       ----------------------------------------
                                               James F. Westmoreland
Date: July 30, 2001                   Vice President, Chief Accounting Officer,
                                         Comptroller, Secretary and Principal
                                                Accounting Officer