Form 10-Q
period 2001-09-30
HOUSTON EXPLORATION CO
filed 2001-11-06
CIK 1015293

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM               TO
                                          -------------    -----------

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


         As of October 31, 2001, 30,406,650 shares of Common Stock, par value $.01 per share, were outstanding.


================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS .............................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000 ....................4

              Consolidated Statements of Operations -- Three Month and Nine Month Periods Ended
                  September 30, 2001 and 2000 ............................................................5

              Consolidated Statements of Cash Flows -- Nine Month Periods Ended
                  September 30, 2001 and 2000 ............................................................6

              Notes to Consolidated Financial Statements .................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .................................................................13

Item 3.       Qualitative and Quantitative Disclosures About Market Risk ................................21

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ..........................................................22

SIGNATURES ..............................................................................................23

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential writedowns or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see "Risk Factors Affecting Our Business" in "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934, as amended.

         Unless otherwise indicated, references to "Houston Exploration" or the "Company" refer to The Houston Exploration Company and its subsidiary on a consolidated basis.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            2001               2000
                                                                                        -------------      ------------
                                                                                        (UNAUDITED)
ASSETS:
Cash and cash equivalents ............................................................  $       2,896      $      9,675
Accounts receivable ..................................................................         41,891           100,966
Accounts receivable -- Affiliate .....................................................            683            13,635
Derivative financial instruments .....................................................         68,784                --
Inventories ..........................................................................          1,733             1,923
Prepayments and other ................................................................          2,817             1,913
                                                                                        -------------      ------------
         Total current assets ........................................................        118,804           128,112
Natural gas and oil properties, full cost method
  Unevaluated properties .............................................................        168,193           142,890
  Properties subject to amortization .................................................      1,380,717         1,162,000
Other property and equipment .........................................................         10,727             9,852
                                                                                        -------------      ------------
                                                                                            1,559,637         1,314,742
Less: Accumulated depreciation, depletion and amortization ...........................       (701,729)         (609,352)
                                                                                        -------------      ------------
                                                                                              857,909           705,390
Other assets .........................................................................         18,534             3,882
                                                                                        -------------      ------------
         TOTAL ASSETS ................................................................  $     995,247      $    837,384
                                                                                        =============      ============

LIABILITIES:
Accounts payable and accrued expenses ................................................  $      99,356      $    108,366
                                                                                        -------------      ------------
         Total current liabilities ...................................................         99,356           108,366

Long-term debt and notes .............................................................        160,000           245,000
Deferred federal income taxes ........................................................        171,806            87,040
Other deferred liabilities ...........................................................            206               236
                                                                                        -------------      ------------
         TOTAL LIABILITIES ...........................................................        431,368           440,642

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3):

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 30,388,190 shares issued and outstanding at September 30, 2001 and 29,829,050 shares issued and
   outstanding at December 31, 2000, respectively ....................................            304               298
Additional paid-in capital ...........................................................        335,699           325,205
Retained earnings ....................................................................        176,968            71,239
Unearned compensation ................................................................           (213)               --
Accumulated other comprehensive income ...............................................         51,121                --
                                                                                        -------------      ------------
          TOTAL STOCKHOLDERS' EQUITY .................................................        563,879           396,742
                                                                                        -------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................  $     995,247      $    837,384
                                                                                        =============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                          2001           2000           2001           2000
                                                       ----------     ----------     ----------     ----------
                                                                             (UNAUDITED)
REVENUES:
  Natural gas and oil revenues ...................     $   78,150     $   62,479     $  301,062     $  168,930
  Other ..........................................            345            424          1,083          1,251
                                                       ----------     ----------     ----------     ----------
          Total revenues .........................         78,495         62,903        302,145        170,181
OPERATING EXPENSES:
  Lease operating ................................          6,436          5,331         19,440         17,420
  Severance tax ..................................          1,771          2,424          9,500          6,125
  Depreciation, depletion and amortization .......         32,102         20,740         92,365         61,747
  General and administrative, net ................          3,792          1,929         14,371          6,690
                                                       ----------     ----------     ----------     ----------
          Total operating expenses ...............         44,101         30,424        135,676         91,982

Income from operations ...........................         34,394         32,479        166,469         78,199

Strategic review expenses ........................             --             --            119          1,752
Interest expense, net ............................            213          2,577          2,683          9,115
                                                       ----------     ----------     ----------     ----------

Net income before income taxes ...................         34,181         29,902        163,667         67,332

Provision for federal income taxes ...............         11,651         10,236         57,938         22,889
                                                       ----------     ----------     ----------     ----------

NET INCOME .......................................     $   22,530     $   19,666     $  105,729     $   44,443
                                                       ==========     ==========     ==========     ==========

Net income per share .............................     $     0.74     $     0.67     $     3.50     $     1.62
                                                       ==========     ==========     ==========     ==========
Net income per share -- assuming dilution ........     $     0.73     $     0.66     $     3.45     $     1.60
                                                       ==========     ==========     ==========     ==========

Weighted average shares outstanding ..............         30,368         29,191         30,167         27,410
Weighted average shares outstanding -- assuming
    dilution .....................................         30,769         29,664         30,609         27,729



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        THE HOUSTON EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                               2001               2000
                                                                           ------------       ------------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
Net income ...........................................................     $    105,729       $     44,443
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ...........................           92,365             61,747
  Deferred income tax expense ........................................           58,573             23,556
  Stock compensation expense .........................................               43                 --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ......................           72,027            (28,180)
     Decrease (increase) in inventories ..............................              190               (493)
     Increase in prepayments .........................................             (904)              (466)
     (Increase) decrease in other assets and liabilities .............           (4,818)               781
     (Decrease) increase in accounts payable and accrued expenses ....           (9,010)             8,578
                                                                           ------------       ------------
Net cash provided by operating activities ............................          314,195            109,966

INVESTING ACTIVITIES:
Investment in property and equipment .................................         (244,884)          (121,732)
                                                                           ------------       ------------
Net cash used in investing activities ................................         (244,884)          (121,732)

FINANCING ACTIVITIES:
Proceeds from long term borrowings ...................................           83,000             30,000
Repayments of long term borrowings ...................................         (168,000)           (37,000)
Proceeds from issuance of common stock ...............................            8,910              5,637
                                                                           ------------       ------------
Net cash used in financing activities ................................          (76,090)            (1,363)
                                                                           ------------       ------------
Decrease in cash and cash equivalents ................................           (6,779)           (13,129)

Cash and cash equivalents, beginning of period .......................            9,675             15,502
                                                                           ------------       ------------
Cash and cash equivalents, end of period .............................     $      2,896       $      2,373
                                                                           ============       ============
Cash paid for interest ...............................................     $     13,945       $     21,743
                                                                           ============       ============
Cash paid for taxes ..................................................     $         --       $         --
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

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

                  Houston Exploration is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's operations are currently focused offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. Houston Exploration's strategy is to utilize its geological and geophysical expertise to grow its reserve base through a combination of: (i) high potential offshore exploration and exploitation; (ii) lower risk, high impact exploitation and development drilling onshore; and (iii) selective opportunistic acquisitions both offshore and onshore. At December 31, 2000, the Company had net proved reserves of 562 Bcfe, 94% of which were natural gas and 77% of which were classified as proved developed.

         Houston Exploration began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company ("Brooklyn Union") and in September 1996 the Company completed an initial public offering of its common stock. Brooklyn Union became an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan") in May 1998 through the combination of Brooklyn Union's parent company KeySpan Energy Corporation and Long Island Lighting Company. As of September 30, 2001, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 68% of the outstanding shares of Houston Exploration's common stock. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider that (i) distributes natural gas to 2.5 million customers in the Brooklyn, Long Island, Queens and Staten Island areas of New York and to customers in eastern and central Massachusetts and central New Hampshire; (ii) generates and manages electricity transmission and distribution through the ownership and operation of generating plants throughout New York state and through its contract with the Long Island Power Authority to manage electricity service to 1.1 million customers in the Long Island area; and
(iii) through its other subsidiaries is involved in various energy services and energy related investments including wholesale and retail gas and electric marketing, appliance service and installation, large energy-system installation and management, fiber optic telecommunications and energy-related internet activities.

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

         Interim Financial Statements

         The balance sheet of the Company at September 30, 2001 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2000 is derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In the opinion of management, all estimates and adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

         New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Houston Exploration does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on January 1, 2002, will not have a material effect on the Company's financial statements.

         SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, the Company does accrue for certain dismantlement costs through depletion and is therefore evaluating the impact the new standard will have on its financial statements.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for the Company January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements.

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


                                                                 THREE MONTHS ENDED,             NINE MONTHS ENDED,
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                              -------------------------     -------------------------
                                                                 2001           2000           2001           2000
                                                              ----------     ----------     ----------     ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ..............................................     $   22,530     $   19,666     $  105,729     $   44,443
                                                              ==========     ==========     ==========     ==========

Weighted average shares outstanding .....................         30,368         29,191         30,167         27,410
Add: dilutive securities
          Options .......................................            401            473            442            319
                                                              ----------     ----------     ----------     ----------
Total weighted average shares outstanding and dilutive
  securities ............................................         30,769         29,664         30,609         27,729
                                                              ==========     ==========     ==========     ==========


Net income per share ....................................     $     0.74     $     0.67     $     3.50     $     1.62
                                                              ==========     ==========     ==========     ==========
Net income per share -- assuming dilution ...............     $     0.73     $     0.66     $     3.45     $     1.60
                                                              ==========     ==========     ==========     ==========

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                            SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                            ------------------     -----------------
                                                                         (IN THOUSANDS)
          SENIOR DEBT:
          Bank revolving credit facility, due 2003 .......  $           60,000     $         145,000
          SUBORDINATED DEBT:
          8 5/8% Senior Subordinated Notes, due 2008 .....             100,000               100,000
                                                            ------------------     -----------------
              Total long-term debt and notes .............  $          160,000     $         245,000
                                                            ==================     =================


         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At September 30, 2001, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 97% of the $100 million carrying value or $97 million.

         Credit Facility

         The Company maintains a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by JP Morgan Chase, National Association ("JP Morgan Chase). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At September 30, 2001, the Company's borrowing base was $250 million. Up to $2 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At September 30, 2001, $60 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Interest is payable on borrowings under the Credit Facility, at the Company's option, at (i) a fluctuating rate equal to the greater of the Federal Funds rate plus 0.5% or JP Morgan Chase's prime rate, or (ii) a fixed rate equal to a quoted LIBOR rate plus a variable margin of 0.875% to 1.625%, depending on the amount outstanding under the Credit Facility. Interest is payable at calendar quarters for Base Rate loans and at the earlier of maturity or three months from the date of the loan for Fixed Rate loans. In addition, the Credit Facility requires a commitment fee of: (i) between 0.25% and 0.375% per year on the unused portion of the designated borrowing base, and (ii) an additional fee equal to 33% of the commitment fee on the daily average amount by which the total amount of commitments exceeds the designated borrowing base.

         The Credit Facility contains covenants of the Company, including certain restrictions on liens and financial covenants which require the Company to, among other things, maintain (i) an interest coverage ratio of 2.5 to 1.0 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii) a total debt to capitalization ratio of less than 60%, exclusive of non-cash charges; and (iii) limits to 70% of total production the amount of natural gas production the Company may hedge during any 12 month period. In addition to maintenance of certain financial ratios, cash dividends and/or purchase or redemption of the Company's stock is restricted as well as the encumbering of the Company's gas and oil assets or the pledging of the assets as collateral. As of September 30, 2001, the Company was in compliance with all such covenants.

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

         Restricted Stock Grant to New President and Chief Executive

         On April 4, 2001, the Company's Board of Directors appointed William G. Hargett to serve as the Company's President and Chief Executive Officer and to serve on its Board of Directors. Pursuant to an employment agreement entered into on April 4, 2001 between the Company and Mr. Hargett, Mr. Hargett received a grant of 10,000 restricted shares of Houston Exploration common stock with a fair market value of approximately $256,000 at the time of grant. The stock is restricted from transfer and subject to forfeiture in the event Mr. Hargett's employment is terminated prior to April 4, 2004 and will otherwise vest, be nonforfeitable and freely transferable in equal one-third increments on each anniversary of the grant date. The cost of the restricted stock will be recognized in earnings as compensation expense over the stock's three year vesting period.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Termination of Employment Agreements for Executives

         Effective September 30, 2001, Thomas W. Powers, the Company's Chief Financial Officer, left the Company to pursue other interests. In connection with the termination of his employment agreement with the Company, Mr. Powers will receive a lump sum severance payment of up to approximately $1.5 million. Effective March 31, 2001, the Company's President and Chief Executive Officer and Director, James G. Floyd, and the Senior Vice President - Exploration and Production, Randall J. Fleming, retired from the Company. Each had served in their respective positions since the Company's inception in 1986. In connection with their retirement as executive officers of the Company, each of Messrs. Floyd and Fleming agreed to the termination of their respective employment agreements. They received lump sum severance payments of $2.3 million and $1.4 million, respectively. In total, the Company has incurred approximately $5.2 million in general and administrative expenses during the nine months ended September 30, 2001 as a result of the termination of employment contracts with former executives.

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

         Effective December 31, 2000, the Company and KeySpan agreed not to renew the primary or exploratory term of the KeySpan Joint Venture. As a result, KeySpan will not participate in the Company's future offshore exploration prospects nor will the Company receive any reimbursement from KeySpan for future general and administrative costs. However, pursuant to the terms of the joint venture agreement, KeySpan will continue to maintain its working interest in all wells drilled under the KeySpan Joint Venture. For the year 2001, KeySpan has agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000. During the three month periods ended September 30, 2001 and 2000, KeySpan incurred approximately $3.4 million and $14.8 million, respectively, in capital costs under the KeySpan Joint Venture. For the nine month periods ended September 30, 2001 and 2000, KeySpan incurred approximately $13.5 million and $28.6 million, respectively, in capital costs. The Company received no reimbursements for general and administrative expenses during 2001 compared to $625,000 per quarter or $1.9 million for the first nine months of 2000.

                         THE HOUSTON EXPLORATION COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         KeySpan Credit Facility and Conversion

         On November 30, 1998, the Company entered into a revolving credit facility with KeySpan (the "KeySpan Facility"), which provided a maximum commitment of $150 million. The Company borrowed $80 million under the KeySpan Facility to finance a portion of the November 1998 acquisition of the Mustang Island A-31 Field. Under the terms of the KeySpan Facility, on March 31, 2000, the outstanding borrowings of $80 million were converted into 5,085,177 shares of the Company's common stock at a conversion price of $15.732 per share. As a result of the conversion, KeySpan's ownership interest in the Company increased from 64% to 68%. The conversion price was determined based upon the average of the closing prices of the Company's common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The issuance of additional shares of Company common stock to KeySpan as a result of the conversion of the KeySpan Facility was approved by the Company's stockholders at the Company's annual meeting held April 27, 1999. Borrowings under the KeySpan Facility bore interest at LIBOR plus 1.4% and the Company incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. Pursuant to the conversion, the KeySpan Facility terminated on March 31, 2000. For the three months ended March 31, 2000, the Company incurred $1.5 million in interest and fees to KeySpan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the Company's historical financial position and results of operations for the three months and the nine months ended September 30, 2001 and 2000. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

GENERAL

         The Houston Exploration Company is an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. The Company's offshore properties are located primarily in the shallow waters of the Gulf of Mexico, and its onshore properties are located in South Texas, South Louisiana, the Arkoma Basin, East Texas and the Appalachian Basin in West Virginia. The Company's strategy is to continue to increase its reserves, production and cash flow through the application of a three-pronged approach that combines:

         o   high potential offshore exploration and exploitation;

         o lower risk, high impact exploitation and development drilling onshore; and

         o   selective opportunistic acquisitions both offshore and onshore.

         At December 31, 2000, net proved reserves were 562 Bcfe with a discounted present value of cash flows before income taxes ("PV-10%") of $2.8 billion. The Company's focus is natural gas and approximately 94% of its net proved reserves at December 31, 2000 were natural gas and approximately 77% were classified as proved developed. The Company operates approximately 85% of its production.

         As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of natural gas and oil prices, and commodity prices may fluctuate significantly in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of natural gas and oil reserves that may be economically produced and access to capital.

         The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. Under full cost accounting a quarterly ceiling test calculation is required using commodity prices as of the end of the period. If capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes are greater than the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties (the "ceiling limitation"), a writedown or impairment of the full cost pool is required. A writedown of the carrying value of the full cost pool is a non-cash charge to earnings that, once incurred, is not reversible at a later date.

         The ceiling test calculation does not consider the impact of hedged production. However, SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities", requires that if assets are impaired and derivatives have been used to hedge the future cash inflows from those assets, the impairment charge to earnings is to be offset by reclassifying into earnings, to the extent available, any net gain that has been deferred in accumulated other comprehensive income relating to the fair value of hedged production. As a result, the impairment charge to earnings could be completely eliminated or reduced to the extent a deferred gain on hedged production exists.

         As of September 30, 2001, the Company estimated, using a September 2001 NYMEX price of $2.295, that the actual capitalized costs of its natural gas and oil properties (the "full cost pool") exceeded the estimated future net revenues or the "ceiling limitation" imposed under full cost accounting rules by approximately $32.3 million, after taxes. The estimated $32.3 million charge to earnings would be entirely eliminated due to the reclassification of a portion of hedging gains deferred in Accumulated Other Comprehensive Income. However, subsequent to September 30, 2001 and prior to the filing of this quarterly report on Form 10-Q for the third quarter of 2001, natural gas prices increased such that the Company estimated, using a November 2001 NYMEX price of $3.202, that a "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation. As a result of the increase in natural gas prices, the Company was not required to write down or impair its full cost pool as of September 30, 2001. Natural gas prices continue to be volatile and the risk that the Company will be required to writedown its full cost pool increases when natural gas prices are depressed or if the Company has significant downward revisions in its estimated proved reserves.

         Recent Developments

         Increase in Capital Expenditure Budget. At the quarterly meeting of the Company's Board of Directors held October 25, 2001, the Company's 2001 capital expenditure budget was increased from $300 million to $310 million.

         Appointment of New Executive Officer. Effective October 22, 2001, the Board of Directors appointed Steven L. Mueller to the newly created position of Senior Vice President and General Manager - Onshore Division. Prior to joining Houston Exploration, Mr. Mueller had been Senior Vice President - Exploration and Production for Belco Oil and Gas Corp. Mr. Mueller joined Belco Oil and Gas Corp. in 1996 and held various senior management positions involving oil and gas exploration. From 1992 to 1996 Mr. Mueller was Exploitation Vice President for American Exploration Company. From 1988 to 1992, Mr. Mueller was Exploration Manager - South Louisiana for Fina Oil and Chemical Company. Mr. Mueller began his career with Tenneco Oil Corporation in 1975 and held various geological and engineering positions with Tenneco from 1975 to 1988. Mr. Mueller received his B.S. in Geological Engineering from the Colorado School of Mines in 1975.

RESULTS OF OPERATIONS

         The following table sets forth the Company's historical operating data during the periods indicated:

                                                      THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------------     -------------------------
                                                      2001           2000           2001           2000
                                                   ----------     ----------     ----------     ----------
PRODUCTION:
  Natural gas (MMcf) ..........................         21,332         18,693         64,722         56,509
  Oil (MBbls) .................................            117             64            328            238
  Total (MMcfe) ...............................         22,034         19,077         66,690         57,937

AVERAGE SALES PRICES:
  Natural gas (per Mcf) realized(1) ...........     $     3.53     $     3.24     $     4.53     $     2.88
  Natural gas (per Mcf) unhedged ..............           2.71           4.23           4.71           3.33
  Oil (per Bbl) ...............................          24.74          29.27          24.59          26.29

OPERATING EXPENSES (PER MCFE):
  Lease operating .............................     $     0.29     $     0.28     $     0.29     $     0.30
  Severance tax ...............................           0.08           0.13           0.14           0.11
  Depreciation, depletion and amortization ....           1.46           1.09           1.38           1.07
  General and administrative, net .............           0.17           0.10           0.22           0.12

----------

(1) Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

         Production. Houston Exploration's production increased 16% from 19,077 million cubic feet equivalent (MMcfe) for the three months ended September 30, 2000 to 22,034 MMcfe for the three months ended September 30, 2001. The increase in production was primarily attributable to newly developed offshore production brought on-line since the end of the third quarter of 2000 at Matagorda Island 704, Galveston Island 144, 190, 241 and 389, High Island 39 and 115/133 and North Padre Island 883. Offshore production increased a total of 29% or 29 MMcfe/day from 99 MMcfe/day during the third quarter of 2000 to 128 MMcfe/day during the third quarter of 2001. Onshore, total production increased slightly by 4%, from 108 MMcfe/day during the third quarter of 2000 to 112 MMcfe/day during the third quarter of 2001. The increase in onshore production was due primarily to a 4% increase in average daily production at the Company's Charco Field in South Texas from 74 MMcfe/day during the third quarter of 2000 and to 77 MMcfe/day during the third quarter of 2001.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 25% from $62.5 million for the three months ended September 30, 2000 to $78.1 million for the three months ended September 30, 2001. The increase in revenues was due to the 16% increase in production combined with a 9% increase in average realized natural gas prices from $3.24 per Mcf for the three months ended September 30, 2000 to $3.53 per Mcf for the three months ended September 30, 2001.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $3.53 per Mcf for the three months ended September 30, 2001, which was 130% of the average unhedged natural gas price of $2.71 that otherwise would have been received, resulting in natural gas and oil revenues for the third quarter of 2001 that were $17.5 million higher than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding three month period of 2000, the Company realized an average gas price of $3.24 per Mcf, which was 77% of the average unhedged natural gas price of $4.23 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues that were $18.5 million lower than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 21% from $5.3 million for the three months ended September 30, 2000 to $6.4 million for the three months ended September 30, 2001. On an Mcfe basis, lease operating expenses increased from $0.28 during the third quarter of 2000 to $0.29 during the third quarter of 2001. The increase in both the lease operating expenses and lease operating expense per Mcfe during the third quarter of 2001 is primarily a result of the continued expansion of the Company's operations combined with higher service costs across the industry. Severance tax, which is a function of volume and revenues generated from production onshore and offshore in state waters, decreased 25% from $2.4 million for the three months ended September 30, 2000 to $1.8 million for the three months ended September 30, 2001. On an Mcfe basis, severance tax decreased from $0.13 per Mcfe during the third quarter of 2000 to $0.08 per Mcfe during the third quarter of 2001. The decrease in severance tax expense and severance tax per Mcfe is due to lower wellhead prices for natural gas and oil during the third quarter of 2001 as compared to wellhead prices during the corresponding period of 2000.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 55% from $20.7 million for the three months ended September 30, 2000 to $32.1 million for the three months ended September 30, 2001. Depreciation, depletion and amortization expense per Mcfe increased by 34% from $1.09 for the three months ended September 30, 2000 to $1.46 for the corresponding three months in 2001. The increase in depreciation, depletion and amortization expense reflects the 16% increase in production during the third quarter of 2001 as compared to the third quarter of 2000 combined with an increase in the depletion rate. The higher depletion rate is a result of a higher level of capital spending and higher costs during 2001 as compared to the prior year combined with the addition of fewer new reserves since the end of the third quarter of 2000.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.9 million and $0.3 million for the three months ended September 30, 2000 and 2001, respectively, increased 100% from $1.9 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001. Included in reimbursements received from working interest owners for the third quarter of 2000 were reimbursements totaling $0.6 million received from KeySpan pursuant to the KeySpan Joint Venture (see Note 4 -- Related Party Transactions). Effective December 31, 2000 and pursuant to the expiration of the initial exploratory term of the KeySpan Joint Venture, the Company no longer receives reimbursement of general and administrative expenses from KeySpan. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.1 million and $2.6 million, respectively, for the three months ended September 30, 2000 and 2001. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the third quarter of 2001 as compared to the corresponding period of 2000. Aggregate general and administrative expenses were higher during the third quarter of 2001 as a result of: (i) a one-time charge of $1.5 million in connection with the termination of the former Chief Financial Officer's employment agreement; (ii) expansion of the Company's workforce; and, (iii) an increase in compensation and benefit related expenses.

         On an Mcfe basis, general and administrative expenses increased 70% from $0.10 for the three months ended September 30, 2000 to $0.17 for the three months ended September 30, 2001. Excluding the one-time charge of $1.5 million for the termination of a former executive's employment contract, general and administrative expenses on a per Mcfe basis would have increased 10% from $0.10 for the three months ended September 30, 2000 to $0.11 for the three months ended September 30, 2001. The higher rate per Mcfe during the third quarter of 2001 reflects the increase in aggregate general and administrative expenses caused by the effect of the termination of reimbursements received pursuant to the KeySpan Joint Venture which were $0.6 million per quarter during 2000 combined with expansion of the Company's workforce and an increase in compensation and benefit related expenses.

         Interest Expense. Interest expense, net of capitalized interest, decreased 92% from $2.6 million for the three months ended September 30, 2000 to $0.2 million for the three months ended September 30, 2000. Aggregate interest expense decreased 47% from $6.0 million for the three months ended September 30, 2000 to $3.2 million for the corresponding three months of 2001. The decrease in aggregate interest is due to a combination of a decrease in interest rates and the paydown of $114 million in borrowings under the revolving bank credit facility since September 30, 2000, of which $85 million was paid during the first nine months of 2001. Capitalized interest decreased 12% from $3.4 million during the third quarter of 2000 to $3.0 million during the corresponding three months of 2001. The decrease in capitalized interest during the third quarter of 2001 is due to the decrease in aggregate interest expense offset in part by a higher level of exploratory drilling during the third quarter of 2001.

         Income Tax Provision. The provision for income taxes increased 15% from $10.2 million for the three months ended September 30, 2000 to $11.7 million for the three months ended September 30, 2001. The increase in income tax expense for the third quarter of 2001 as compared to the third quarter of 2000 is due to the 15% increase in pretax income for the three months ended September 30, 2001 as a result of and increase in production, higher natural gas prices and a decrease in interest expense, offset in part by higher operating expenses.

         Operating Income and Net Income. For the three months ended September 30, 2001, the 16% increase in production combined with the 9% increase in natural gas prices, offset in part by a 45% increase in operating expense, caused operating income to increase 6% from $32.5 million during the third quarter of 2000 to $34.4 million during the third quarter of 2001. Correspondingly, net income increased 14% from $19.7 million for the three months ended September 30, 2000 to $22.5 million for the three months ended September 30, 2001 and reflects lower interest expense and higher taxes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

         Production. Houston Exploration's production increased 15% from 57,937 MMcfe for the nine months ended September 30, 2000 to 66,690 MMcfe for the nine months ended September 30, 2001. The increase in production was primarily attributable to newly developed offshore production brought on-line since the end of the third quarter of 2000. Offshore production increased 32% from an average of 95 MMcfe/day during the first nine months of 2000 to an average of 125 MMcfe/day during the first nine months of 2001. This increase is primarily attributable to newly developed production at Matagorda Island 704, Galveston Island 144, 190, 241 and 389, High Island 39 and 115/133 and North Padre Island
883. Onshore, daily production rates increased slightly by 2% from an average of 117 MMcfe/day during the first nine months of 2000 to an average of 119 MMcfe/day during the first nine months of 2001. The increase in onshore production was primarily attributable to a slight increase production from the Company's Charco Field located in South Texas.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 78% from $168.9 million for the nine months ended September 30, 2000 to $301.1 million for the nine months ended September 30, 2001 as a result of a 57% increase in average realized natural gas prices, from $2.88 per Mcf for the nine months ended September 30, 2000 to $4.53 per Mcf for the nine months ended September 30, 2001, combined with a 15% increase in production for the same period.

         Natural Gas Prices. As a result of hedging activities, the Company realized an average gas price of $4.53 per Mcf for the nine months ended September 30, 2001, which was 96% of the average unhedged natural gas price of $4.71 that otherwise would have been received, resulting in natural gas and oil revenues for the nine months ended September 30, 2001 that were $11.8 million lower than the revenues the Company would have achieved if hedges had not been in place during the period. For the corresponding nine month period during 2000, the Company realized an average gas price of $2.88 per Mcf, which was 86% of the average unhedged natural gas price of $3.33 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues that were $25.2 million lower than the revenues the Company would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 11% from $17.4 million for the nine months ended September 30, 2000 to $19.4 million for the nine months ended September 30, 2001. On an Mcfe basis, lease operating expenses decreased from $0.30 for the nine first months of 2000 to $0.29 for the first nine months of 2001. The increase in lease operating expenses for the nine months ended September 30, 2001 is attributable to the continued expansion of the Company's operations combined with an increase in service costs across the industry. The decrease in lease operating expenses per Mcfe reflects the 15% increase in production volume for the first nine months of 2001. Severance tax, which is a function of volume and revenues generated from onshore production as well as offshore production in state waters, increased from $6.1 million for the nine months ended September 30, 2000 to $9.5 million for the nine months ended September 30, 2001. On an Mcfe basis, severance tax increased from $0.11 per Mcfe for the nine month periods ended September 30, 2000 to $0.14 per Mcfe for the corresponding period of 2001. The increase in severance tax expense and the rate per Mcfe reflects the higher natural gas prices during the first nine months of 2001 as compared to the first nine months of 2000 combined with newly developed offshore production located in state waters brought on-line since the end of the third quarter of 2000.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 50% from $61.7 million for the nine months ended September 30, 2000 to $92.4 million for the nine months ended September 30, 2001. Depreciation, depletion and amortization expense per Mcfe increased 29% from $1.07 for the nine months ended September 30, 2000 to $1.38 for the nine months ended September 30, 2001. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. The higher depletion rate is a result of a higher level of capital spending during first nine months of 2001 as compared to the corresponding period of 2000 ($245 million spent for the first nine months of 2001 compared to $122 million spent in the corresponding nine months of 2000) combined with the addition of fewer new reserves since the end of the third quarter of 2000.

         General and Administrative Expenses. General and administrative expenses, net of overhead reimbursements received from other working interest owners, of $2.6 million and $0.9 million for the nine months ended September 30, 2000 and 2001, respectively, increased 115% from $6.7 million for the nine months ended September 30, 2000 to $14.4 million for the nine months ended September 30, 2001. Included in reimbursements received from working interest owners for the nine months ended September 30, 2000 were reimbursements totaling $1.9 million received from KeySpan pursuant to the KeySpan Joint Venture (see
Note 4 -- Related Party Transactions). Overhead reimbursements were terminated December 31, 2000 with the expiration of the initial exploratory term of the KeySpan Joint Venture, and as a result the Company no longer receives reimbursement of general and administrative expenses from KeySpan. The Company capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $7.3 million and $10.0 million, respectively, for the nine months ended September 30, 2000 and 2001. The increase in capitalized general and administrative expenses is a result of higher aggregate general and administrative expenses during the first nine months of 2001 as compared to the corresponding period of 2000. Aggregate general and administrative expenses are higher during the first nine months of 2001 as a result of: (i) one-time payments totaling $5.2 million in connection with the termination of former executive officers' employment contracts during the first and third quarters of 2001; (ii) expansion of the Company's workforce; and (iii) an increase in incentive compensation and benefit related expenses.

         On an Mcfe basis, general and administrative expenses increased 83% from $0.12 for the nine months ended September 30, 2000 to $0.22 for the nine months ended September 30, 2001. Excluding the one-time charges taken for the termination of employment contracts totaling $5.2 million, general and administrative expenses on a per Mcfe basis would have increased 17% from $0.12 for the nine months ended September 30, 2000 to $0.14 for the nine months ended September 30, 2001. The higher rate per Mcfe during the first nine months of 2001 reflects the increase in aggregate general and administrative expenses caused by the effects of the termination of reimbursements received pursuant to the KeySpan Joint Venture which were $625,000 per quarter during 2000 or $1.9 million for the first nine months of 2000 combined with the expansion of the Company's workforce and higher incentive compensation and benefit related expenses.

         Strategic Review Expenses. During the first nine months of 2001, the Company incurred an additional $119,000 in strategic review expenses which compares to $1.8 million in expenses that were recognized during the first nine months of 2000. In September 1999, the Company and KeySpan, the Company's majority stockholder, announced their intention to review strategic alternatives for the Company and KeySpan's investment in Houston Exploration. KeySpan was assessing the role of Houston Exploration within its future strategic plan, and was considering a full range of strategic transactions including the possible sale of all or a portion of Houston Exploration. On February 25, 2000, KeySpan and the Company jointly announced that the review of strategic alternatives for Houston Exploration was complete. KeySpan has announced that it considers its investment in Houston Exploration a non-core asset.

         Interest Expense, Net. Interest expense, net of capitalized interest, decreased 70% from $9.1 million for the nine months ended September 30, 2000 to $2.7 million for the nine ended September 30, 2001. Aggregate interest expense decreased 38% from $19.2 million for the nine months ended September 30, 2000 to $11.9 million during the corresponding period of 2001. The decrease in aggregate interest is due to a decrease in interest rates combined with (i) the paydown of $114 million in borrowings under the revolving bank credit facility since September 30, 2000, of which $85 million was paid during the first nine months of 2001; and (ii) the March 31, 2000 conversion of $80 million in outstanding borrowings under a revolving credit facility with KeySpan into shares of common stock of the Company (see Note 4 -- Related Party Transactions -- KeySpan Credit Facility and Conversion). Capitalized interest decreased 9% from $10.1 million for the nine months ended September 30, 2000 to $9.2 million for the nine months ended September 30, 2001 and reflects the decrease in aggregate interest expense offset in part by a higher level of exploratory drilling during the first nine months of 2001.

         Income Tax Provision. The provision for income taxes increased from $22.9 million for the first nine months of 2000 to $57.9 million for the first nine months of 2001 due to the 143% increase in pretax income during the first nine months of 2001 from $67.3 million for the nine months ended September 30, 2000 to $163.7 million for the first nine months of 2001 as a result of the combination of higher natural gas prices, an increase in production, a decrease in interest expense offset in part by higher operating expenses.

         Operating Income and Net Income. For the nine months ended September 30, 2001, the 57% increase in natural gas prices combined with the 15% increase in production, offset in part by a 48% increase in operating expenses, caused operating income to increase 113% from $78.2 million during the first nine months of 2000 to $166.5 million during the first nine months of 2001. Correspondingly, net income increased 138% from $44.4 million for the nine months ended September 30, 2000 to $105.7 million for the nine months ended September 30, 2001 and reflects lower interest expense and higher taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, equity capital from KeySpan as well as public sources, public debt and bank borrowings. On March 31, 2000, the Company converted $80 million in outstanding borrowings under a revolving credit facility established in November 1998 with KeySpan (the "KeySpan Facility") into 5,085,177 shares of common stock of the Company at a conversion price of $15.732 per share. The KeySpan Facility was terminated at conversion and as a result of the issuance of Company common stock to KeySpan in connection with the conversion, KeySpan's ownership interest in the Company increased from 64% at December 31, 1999 to 68% as of September 30, 2001.

         Cash Flows From Operations. As of September 30, 2001, the Company had working capital of $19.4 million and $189.6 million of borrowing capacity available under its revolving bank credit facility. Net cash provided by operating activities for the nine months ended September 30, 2001 was $314.2 million compared to $110.0 million for the nine months ended September 30, 2000. The increase in net cash provided by operating activities is due to an increase in net income caused by substantially higher natural gas prices and an increase in production combined with an increase in working capital. The increase in working capital during the first nine months of 2001 is primarily related to the timing of cash receipts and payments. Receivables are higher due to the increase in natural gas revenues caused by an increase in both natural gas price and production volume, and payables are higher due to an increase in drilling activity combined with an increase in operating costs. The Company's cash position decreased during the first nine months of 2001 by a net paydown of borrowings under its revolving bank credit facility of $85 million. In addition, cash increased by $8.9 million during the first nine months of 2001 due to proceeds received from the issuance of common stock as a result of the exercise of stock options. Funds used in investing activities consisted of $244.9 million for investments in property and equipment. As a result of these activities, cash and cash equivalents decreased $6.8 million from $9.7 million at December 31, 2000 to $2.9 million at September 30, 2001.

         Capital Expenditures. During the nine months of 2001, the Company invested a total of $244 million in natural gas and oil properties. This included $67.1 million for exploration, $141.8 million for development drilling, workovers and construction of platforms and pipelines, $35.1 million for leasehold and leasehold acquisition costs.

         At the Company's quarterly meeting of its Board of Directors held on July 25, 2001, the Company's capital expenditure budget for the year 2001 was increased from $225 million to $300 million. The capital budget for the year 2001 was further increased from $300 million to $310 million at the Company's Board of Directors meeting held October 25, 2001. The Company does not include property acquisition costs in its capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. The capital expenditure budget includes exploration and development costs associated with projects in progress or planned for the current year and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2001. The Company will continue to evaluate its capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. The Company believes cash flows from operations and borrowings under its revolving bank credit facility will be sufficient to fund these expenditures. The Company intends to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although there can be no assurance that the Company will be able to identify and make acquisitions of proved reserves on terms it considers favorable.

         Shelf Registration Statement. On May 20, 2000, the Company filed a "shelf" registration statement with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of the Company's common stock, shares of preferred stock or unsecured debt securities or a combination thereof. Depending on market conditions and the Company's capital needs, the Company may utilize the shelf registration in order to raise capital. The Company would use the net proceeds received from the sale of any securities for the repayment of debt and/or to fund acquisitions. The Company may not be able to consummate any offering on acceptable terms.

         Capital Structure

         Revolving Bank Credit Facility. The Company maintains a revolving bank credit facility (the "Credit Facility") with a syndicate of lenders led by JP Morgan Chase, National Association ("JP Morgan Chase"). The Credit Facility, as amended, provides a maximum commitment of $250 million, subject to borrowing base limitations. At September 30, 2001, the borrowing base was $250 million. Up to $2 million of the borrowing base is available for the issuance of letters of credit to support performance guarantees. The Credit Facility matures on March 1, 2003 and is unsecured. At September 30, 2001, $60 million was outstanding under the Credit Facility and $0.4 million was outstanding in letter of credit obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Natural Gas Hedging. The Company utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits increased future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments used are swaps, collars and options, and are generally placed with major financial institutions that the Company believes are minimal credit risks. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts will be recorded directly to other income or expense.

         At September 30, 2001, Company's hedge position had a positive fair market value of approximately $78.7 million ($51.1 net of taxes). The table below reflects the Company's position at September 30, 2001. Natural gas production during the month of September 2001 was 7,314 MMcf (7,544 MMMbtu) or 244 MMcf/day (251 MMMBtu/day).

                               FIXED PRICE SWAPS                     COLLARS                   FAIR VALUE
                             ---------------------     ------------------------------------   -------------
                                   NYMEX                                    NYMEX

                              VOLUME      CONTRACT      VOLUME     EFFECTIVE CONTRACT PRICE
              PERIOD         (MMMBTU)      PRICE       (MMMBTU)    AVG FLOOR    AVG CEILING   ($ THOUSANDS)
         ---------------     --------     --------     --------    ---------    -----------   -------------
         October 2001           --             --        6,200      $ 3.840       $ 5.654       $ 12,462
         November 2001          --             --        6,000      $ 3.840       $ 5.863       $  9,291
         December 2001          --             --        6,200        3.840         5.863          7,479

         January 2002          930         $ 3.01        4,960        3.523         5.172          4,252
         February 2002         840           3.01        4,480        3.523         5.172          3,913
         March 2002            930           3.01        4,960        3.523         5.172          4,553
         April 2002            900           3.01        4,900        3.523         5.172          4,767
         May 2002              930           3.01        4,960        3.523         5.172          4,819
         June 2002             900           3.01        4,900        3.523         5.172          4,459
         July 2002             930           3.01        4,960        3.523         5.172          4,406
         August 2002           930           3.01        4,960        3.523         5.172          4,247
         September 2002        900           3.01        4,900        3.523         5.172          4,137
         October 2002          930           3.01        4,960        3.523         5.172          4,196
         November 2002         900           3.01        4,900        3.523         5.172          3,135
         December 2002         930           3.01        4,960        3.523         5.172          2,533

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

    EXHIBIT NO.                                DESCRIPTION
    -----------                                -----------
    10.1(1)(2)     --   Employment Agreement dated July 16, 2001 between The
                        Houston Exploration Company and Tracy Price.

----------
(1) Filed herewith.
(2) Management contract.

      (b) Reports on Form 8-K:

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE HOUSTON EXPLORATION COMPANY

                                By:           /s/ William G. Hargett
                                    --------------------------------------------
                                                William G. Hargett
Date: November 2, 2001                 President and Chief Executive Officer



                                By:           /s/ James F. Westmoreland
                                    --------------------------------------------
                                                James F. Westmoreland
Date: November 2, 2001                 Vice President, Chief Accounting Officer,
                                       Comptroller and Secretary

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
    10.1         --     Employment Agreement dated July 16, 2001 between The
                        Houston Exploration Company and Tracy Price.