Form 10-Q
period 2002-09-30
HOUSTON EXPLORATION CO
filed 2002-11-14
CIK 1015293

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

                          COMMISSION FILE NO. 001-11899

                       __________________________________

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

                       __________________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 13, 2002, 30,692,895 shares of Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...................................................................   3

PART I.  FINANCIAL INFORMATION.................................................................................   4

Item 1.  Consolidated Financial Statements ....................................................................   4

CONSOLIDATED BALANCE SHEETS -- September 30, 2002 (unaudited) and December 31, 2001............................   4

CONSOLIDATED STATEMENTS OF OPERATIONS -- Three Months and Six Months Ended
         September 30, 2002 and 2001(unaudited)................................................................   5

CONSOLIDATED STATEMENTS OF CASH FLOWS -- Six Months Ended
         September 30, 2002 and 2001 (unaudited)...............................................................   6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.................................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................  28

Item 4.  Controls and Procedures...............................................................................  30

PART II.  OTHER INFORMATION....................................................................................  31

Item 6.  Exhibits and Reports on Form 8-K:.....................................................................  31

         (a)   Exhibits:.......................................................................................  31

         (b)   Reports on Form 8-K:............................................................................  31

SIGNATURES.....................................................................................................  32

CERTIFICATIONS.................................................................................................  33

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         All of the estimates and assumptions contained in this Quarterly Report and in the documents we have incorporated by reference into this Quarterly Report constitute forward looking statements as that term is defined in Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are accompanied by words such as "anticipate," "believe," "expect," "estimate," "project" or similar expressions. All statements under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, actual results and developments may not conform to our expectations and we cannot guarantee that the anticipated future results will be achieved. A number of factors could cause our actual future results to differ materially from the anticipated future results expressed in this Quarterly Report. These factors include, among other things, the volatility of natural gas and oil prices, the requirement to take write downs if natural gas and oil prices decline, our ability to meet our substantial capital requirements, our substantial outstanding indebtedness, the uncertainty of estimates of natural gas and oil reserves and production rates, our ability to replace reserves, and our hedging activities. For additional discussion of these risks, uncertainties and assumptions, see "Items 1 and 2. Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10K.

         In this Quarterly Report, unless the context requires otherwise, when we refer to "we", "us" or "our", we are describing The Houston Exploration Company and its subsidiary on a consolidated basis.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     2002              2001
                                                                                 -------------     ------------
                                                                                  (UNAUDITED)
ASSETS:
Cash and cash equivalents......................................................   $    5,453        $    8,619
Accounts receivable............................................................       70,853            43,847
Accounts receivable -- Affiliate...............................................          822               635
Derivative financial instruments - current.....................................           --            53,771
Inventories....................................................................        1,483             1,149
Prepayments and other..........................................................        2,513             2,959
                                                                                  ----------        ----------
     Total current assets......................................................       81,124           110,980

Natural gas and oil properties, full cost method
   Unevaluated properties......................................................      130,438           177,987
   Properties subject to amortization..........................................    1,712,849         1,493,293
Other property and equipment...................................................        9,986             8,265
                                                                                  ----------        ----------
                                                                                   1,853,273         1,679,545
Less: Accumulated depreciation, depletion and amortization.....................     (865,161)         (740,784)
                                                                                  ----------        ----------
                                                                                     988,112           938,761

Other assets...................................................................        4,534             9,351
                                                                                  ----------        ----------

     TOTAL ASSETS..............................................................   $1,073,770        $1,059,092
                                                                                  ==========        ==========

LIABILITIES:
Accounts payable and accrued expenses..........................................   $   69,788        $   76,666
Derivative financial instruments...............................................       14,645                --
                                                                                  ----------        ----------
     Total current liabilities.................................................       84,433            76,666

Long-term debt and notes.......................................................      247,000           244,000
Derivative financial instruments...............................................        4,533                --
Deferred federal income taxes..................................................      170,791           172,169
Other deferred liabilities.....................................................          636               376
                                                                                  ----------        ----------

     TOTAL LIABILITIES.........................................................      507,393           493,211

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 30,585,635 shares issued and outstanding at September 30, 2002 and 30,463,230 shares
   issued and outstanding at December 31, 2001, respectively...................          306               305
Additional paid-in capital.....................................................      339,366           336,977
Unearned compensation..........................................................         (129)             (192)
Retained earnings..............................................................      239,300           193,840
Accumulated other comprehensive income (loss)..................................      (12,466)           34,951
                                                                                  ----------        ----------

     TOTAL STOCKHOLDERS' EQUITY................................................      566,377           565,881
                                                                                  ----------        ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................   $1,073,770        $1,059,092
                                                                                  ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2002       2001               2002        2001
                                                 --------   --------           --------    --------
                                                     (UNAUDITED)                    (UNAUDITED)
REVENUES:
  Natural gas and oil revenues................   $81,721     $78,150           $237,528    $301,062
  Other.......................................       250         345                811       1,083
                                                 -------     -------           --------    --------
    Total revenues............................    81,971      78,495            238,339     302,145

OPERATING EXPENSES:
  Lease operating.............................     8,694       6,436             23,993      19,440
  Severance tax...............................     2,798       1,771              7,281       9,500
  Depreciation, depletion and amortization....    42,350      32,102            124,198      92,365
  General and administrative, net.............     2,669       3,792              8,497      14,371
                                                 -------     -------           --------    --------
    Total operating expenses..................    56,511      44,101            163,969     135,676

Income from operations........................    25,460      34,394             74,370     166,469

Other expense.................................        --          --                 --         119
Interest expense, net.........................     2,277         213              5,331       2,683
                                                 -------     -------           --------    --------
Income before income taxes....................    23,183      34,181             69,039     163,667

Provision for taxes...........................     7,911      11,651             23,579      57,938
                                                 -------     -------           --------    --------

NET INCOME....................................   $15,272     $22,530           $ 45,460    $105,729
                                                 =======     =======           ========    ========

Net income per share -- basic.................   $  0.50     $  0.74           $   1.49    $   3.50
                                                 =======     =======           ========    ========
Net income per share -- fully diluted.........   $  0.50     $  0.73           $   1.47    $   3.45
                                                 =======     =======           ========    ========

Weighted average shares outstanding...........    30,540      30,368             30,514      30,167
Weighted average shares outstanding --
  fully diluted...............................    30,830      30,769             30,840      30,609

        The accompanying notes are an integral part of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2002              2001
                                                                                 ------------        -----------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES:
Net income...................................................................      $  45,460         $ 105,729
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation, depletion and amortization.....................................        124,198            92,365
Deferred income tax expense..................................................         24,154            58,573
Stock compensation expense...................................................             63                43
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable.................................        (27,193)           72,027
  (Increase) decrease in inventories.........................................           (334)              190
  Decrease (increase) in prepayments and other...............................            446              (904)
  Decrease (increase) in other assets .......................................          4,817            (4,788)
  Decrease in accounts payable and accrued expenses..........................         (6,878)           (9,010)
  Increase (decrease) in other liabilities...................................            260               (30)
                                                                                   ---------         ---------
Net cash provided by operating activities....................................        164,993           314,195

INVESTING ACTIVITIES:
Investment in property and equipment.........................................       (178,860)         (244,884)
Dispositions ................................................................          5,311                --
                                                                                   ---------         ---------
Net cash used in investing activities........................................       (173,549)         (244,884)

FINANCING ACTIVITIES:
Proceeds from long term borrowings...........................................         46,000            83,000
Repayments of long term borrowings...........................................        (43,000)         (168,000)
Proceeds from issuance of common stock.......................................          2,390             8,910
                                                                                   ---------         ---------
Net cash used in financing activities........................................          5,390           (76,090)
                                                                                   ---------         ---------

Increase (decrease) in cash and cash equivalents.............................         (3,166)           (6,779)

Cash and cash equivalents, beginning of period...............................          8,619             9,675
                                                                                   ---------         ---------

Cash and cash equivalents, end of period.....................................      $   5,453         $   2,896
                                                                                   =========         =========

Cash paid for interest.......................................................      $  13,417         $  13,945
                                                                                   =========         =========

Cash paid for taxes..........................................................      $      --         $      --
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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

         We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. Our operations are focused offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin of Oklahoma and Arkansas, South Louisiana, the Appalachian Basin in West Virginia and East Texas. Our strategy is to utilize our technical expertise to continue to increase reserves, production and cash flows through the application of a three-pronged approach that combines a mix of:

     -   high potential offshore exploration and exploitation;
     -   lower risk exploitation and development drilling onshore; and
     -   selective acquisitions both offshore and onshore.

         At December 31, 2001, our net proved reserves were 608 billion cubic feet equivalent or Bcfe, with a present value, discounted at 10% per annum, of cash flows before income taxes of $714 million. Our reserves are fully engineered on an annual basis by independent petroleum engineers. Our focus is natural gas. Approximately 93% of our net proved reserves at December 31, 2001 were natural gas, approximately 74% of which were classified as proved developed. We operate approximately 85% of our properties.

         We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 34% of our shares to the public with KeySpan retaining the balance. As of September 30, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 67% of the outstanding shares of our common stock.

     Principles of Consolidation

         The consolidated financial statements include the accounts of The Houston Exploration Company and its wholly owned subsidiary, Seneca Upshur Petroleum Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

     Interim Financial Statements

         Our balance sheet at September 30, 2002 and the statements of operations and cash flows for the periods indicated herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading in any material respect. The balance sheet at December 31, 2001 is derived from the December 31, 2001 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     New Accounting Pronouncements

         On October 16, 2002, our Board of Directors resolved that effective January 1, 2003, we will adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock - Based Compensation." We will adopt SFAS No. 123 prospectively and as a result, we will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003. Currently, we account for stock options using the intrinsic value method prescribed under Accounting Principles Board Opinion 25 and accordingly, we do not recognize compensation expense for stock options. Based on our current estimates, we do not expect the effect of recognizing compensation expense from the issuance of options to have a material impact on our financial position, results of operations or cash flows.

         SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standard will have on our financial statements and at this time cannot reasonably estimate the effect of the adoption of this statement.

         In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. At this time, we do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the objective for initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. At this time, we do not expect that the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

     Hedging Contracts

         We utilize derivative commodity instruments to hedge future sales prices on a portion of our natural gas and oil production in order to achieve a more predictable cash flow and to reduce our exposure to adverse price fluctuations. We do not hold derivatives for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues from possible favorable price

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

movements. Hedging instruments that we use include swaps, costless collars and options, which we generally place with major financial institutions that we believe are minimal credit risks. Our hedging strategies are designed to meet the criteria for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, we mark-to-market our derivative instruments at the end of each quarter, and defer the effective portion of the gain or loss on the change in fair value of our derivatives in accumulated other comprehensive income. We recognize gains and losses when the underlying transaction is completed, at which time these gains and losses are reclassified from accumulated other comprehensive income and included in earnings as a component of natural gas revenues in accordance with the underlying hedged transaction. If hedging instruments cease to meet the criteria for deferred recognition or became ineffective as defined by SFAS 133, any gains or losses would be currently recognized in earnings.

         At September 30, 2002, we estimated, using the New York Mercantile Exchange, or NYMEX, index price strip as of that date that the fair market value of our derivative instruments represented a deferred loss of $19.2 million. As a result, at September 30, 2002, we have recorded a liability of $19.2 million ($12.5 million, net of taxes) to our balance sheet. Of the total liability, $14.7 million presents a current liability for the hedge contracts in place for the months October 2002 through September 2003 and $4.5 million represents a non-current liability for hedge contracts in place for the months October 2003 through December 2003. Correspondingly, the September 30, 2002 balance of accumulated other comprehensive income reflects a net debit of $12.5 million (net of related deferred taxes of $6.7 million) which represents the fair market value of our total deferred hedge loss, net of tax, as of that date.

         At December 31, 2001, we estimated, using the NYMEX index price strip as of that date, that the fair market value of our derivative instruments was a positive $53.8 million. As a result, our balance sheet at December 31, 2001 reflected an asset of $53.8 million with a corresponding credit of $34.9 million (net of related deferred taxes of $18.9 million) in accumulated other comprehensive income, representing the fair market value of our deferred hedge gain as of that date.

     Net Income Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes and gives pro forma effect to the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                   2002      2001              2002     2001
                                                 --------   -------          --------  -------
                                                    (in thousands, except per share data)
Net income                                       $15,272    $22,530          $45,460   $105,729
                                                 =======    =======          =======   ========

Weighted average shares outstanding..........     30,540     30,368           30,514     30,167
Add dilutive securities:
  Options....................................        290        401              326        442
                                                 -------    -------          -------   --------
Total weighted average shares outstanding
  and dilutive securities....................     30,830     30,769           30,840     30,609
                                                 =======    =======          =======   ========

Net income per share.........................    $  0.50    $  0.74          $  1.49   $   3.50
                                                 =======    =======          =======   ========
Net income per share - fully diluted.........    $  0.50    $  0.73          $  1.47   $   3.45
                                                 =======    =======          =======   ========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Comprehensive Income

         The table below summarizes our Comprehensive Income for the three month and six month periods ended September 30, 2002 and 2001, respectively.

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                   2002        2001          2002         2001
                                                ---------    --------      --------     --------
                                                                 (in thousands)
Net income                                      $ 15,272     $22,530       $ 45,460     $105,729
Other comprehensive income, net of taxes:
  Unrealized gain (loss) on derivative
  instruments                                    (11,693)     31,037        (47,417)      51,121
                                                --------     -------       --------     --------
Comprehensive income.........................   $  3,579     $53,567       $ (1,957)    $156,850
                                                ========     =======       ========     ========

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                     SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                     ------------------     -----------------
                                                                  (in thousands)
SENIOR DEBT:
Bank revolving credit facility, due July 2005....         $147,000               $144,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due January 2008         100,000                100,000
                                                          --------               --------
  Total long-term debt and notes.................         $247,000               $244,000
                                                          ========               ========

         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At September 30, 2002, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 102.6% of the $100 million carrying value or $102.6 million.

     Credit Facility

         New Credit Facility. We entered into a new revolving bank credit facility dated as of July 15, 2002 with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The new credit facility replaced our previous $250 million revolving credit facility maintained with a syndicate of lenders led by JPMorgan Chase, National Association and provides us with an initial commitment of $300 million. The initial $300 million commitment can be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The new credit facility is subject to borrowing base limitations, and the borrowing base has been set at $300 million and will be redetermined semi-annually, with the next redetermination scheduled for April 1, 2003. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The new credit facility matures July 15, 2005, is unsecured and with the exception of trade payables, ranks senior to all of our existing debt. Following the closing of the new credit facility on July 18, 2002, funds were drawn on the new facility and used to repay total outstanding borrowings under the previous credit facility of $170 million. At September 30, 2002, $147 million in borrowings were outstanding under the new facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to September 30, 2002, we borrowed an additional $17 million under the new facility. The subsequent borrowings were used to fund a portion of the $26.5 million purchase price of incremental working

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

interests in offshore producing properties acquired on October 11, 2002 from a subsidiary of KeySpan (see Note 4 -- Related Party Transactions -- Acquisition of KeySpan Joint Venture Assets.) At November 13, 2002, outstanding borrowings and letter of credit obligations under the new credit facility totaled $164.4 million.

         Interest is payable on borrowings under our credit facility, as follows:

    - on base rate loans, at a fluctuating rate, or base rate, equal to the sum of (a) the greater of the Federal funds rate plus .5% or Wachovia's prime rate plus (b) a variable margin between 0% and 0.50%, depending on the amount of borrowings outstanding under the credit facility, or
    - on fixed rate loans, a fixed rate equal to the sum of (a) a quoted LIBOR rate divided by one minus the average maximum rate during the interest period set for certain reserves of member banks of the Federal Reserve System in Dallas, Texas plus (b) a variable margin between 1.25% and 2.00%, depending on the amount of borrowings outstanding under the credit facility.

Interest is payable on base rate loans on the last day of each calendar quarter. Interest on fixed rate loans is generally payable at maturity or at least every 90 days if the term of the loan exceeds three months. In addition to interest, we must pay a quarterly commitment fee of between 0.30% and 0.50% per annum on the unused portion of the borrowing base.

         Our credit facility contains negative covenants that place restrictions and limits on, among other things, the incurrence of debt, guaranties, liens, leases and certain investments. The credit facility also restricts and limits our ability to pay cash dividends, to purchase or redeem our stock and to sell or encumber our assets. Financial covenants require us to, among other things:

    - maintain a ratio of earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) to cash interest payments of at least 3.00 to 1.00;
    -    maintain a ratio of total debt to EBITDA of not more than 3.50 to 1.00;
         and
    - not hedge more than 70% of our natural gas production during any 12-month period.

As of September 30, 2002, we were in compliance with all covenants.

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

         The notes are general unsecured obligations and rank subordinate in right of payment to all existing and

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

future senior debt, including the credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

     Severance Tax Refund

         During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for our Charco Field in South Texas. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in the Charco Field. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. Subject to acceptance of the applications, we are currently estimating that the total refund, for both current year and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. Of the total refund, we estimate that between $5 million to $6 million ($3 million to $4 million, net of tax) would reduce 2002 severance tax expense and the balance would relate to prior periods. We anticipate the acceptance of the applications and the related cash collection of the refunds will begin during the fourth quarter of 2002 and will continue through the first half of 2003. In addition, based on the "high-cost/tight gas formation" designation, we expect that severance taxes paid on production in our Charco Field will be lower in future periods due to the reduced rate; however, we are unable to estimate the impact at this time.

     Legal Proceedings

         On August 18, 2002, a complaint styled Victor Ramirez, Santiago Ramirez, Jr., Oswaldo H. Ramirez and Javier Ramirez as Co-Trustees of the Ramirez Mineral Trust v. The Houston Exploration Company, cause number 5,207, was filed in the district court of the 49th Judicial District in Zapata County, Texas. The complaint alleges that we trespassed by drilling the No. 7 RMT well to a depth in excess of our lease rights and commingled production by producing from the excess depth. The plaintiffs claim damages for trespass and conversion in excess of $6 million and further seek to recover exemplary damages in excess of $18 million. No reserve has been established for the claim, as we are currently unable to predict the outcome of the claim.

         We are involved from time to time in various claims and lawsuits incidental to our business. In our opinion, the ultimate liability, if any, will not have a material adverse effect on our financial position or results of operations.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     KeySpan Joint Venture

         Effective January 1, 1999, we entered into a joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial two-year term expiring December 31, 2000. Under the terms of the joint venture, we contributed all of our then undeveloped offshore acreage to the joint venture and we agreed that KeySpan would receive 45% of our working interest in all prospects drilled under the program. KeySpan paid 100% of actual intangible drilling costs for the joint venture up to a specified maximum of $7.7 million in 2000 and $20.7 million during 1999. Further, KeySpan paid 51.75% of all additional intangible drilling costs incurred and we paid 48.25%. Revenues are shared 55% to Houston Exploration and 45% to KeySpan. In addition, we received reimbursements from KeySpan for a portion of our general and administrative costs.

         Effective December 31, 2000, KeySpan and Houston Exploration agreed to end the primary or exploratory term of the joint venture. As a result, KeySpan has not participated in any of our offshore exploration prospects unless the project involved the development or further exploitation of discoveries made during the initial term of the

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

joint venture. In addition, effective with the termination of the exploratory term of the joint venture, we have not received any further reimbursement from KeySpan for general and administrative costs.

         During the initial two-year term of the joint venture, we drilled a total of 21 wells: 17 exploratory wells and four development wells. Five of the wells drilled were unsuccessful. During 2001, KeySpan participated in the drilling of three additional wells, all of which were successful. These wells further developed or delineated reservoirs discovered during the initial term of the joint venture. During the first nine months of 2002, KeySpan participated in four wells, all of which were successful and provided further exploitation of previous discoveries, and spent $18.1 million in capital costs compared to $13.5 million spent during the first nine months of 2001. For the third quarter of 2002, KeySpan spent $3.5 million in capital costs compared to $3.4 million spent during the corresponding quarter of 2001.

     Acquisition of KeySpan Joint Venture Assets

         On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726 as these blocks are in various stages of development. KeySpan has committed to continuing its participation in the ongoing development of these blocks which includes the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726; however, it is possible that we could purchase the blocks in the future. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. Daily production for the interests acquired averages approximately 15 million cubic feet equivalents per day (MMcfe/d). The $26.5 million purchase price was paid in cash and financed with borrowings under our new revolving credit facility.

         Our Board of Directors appointed a special committee, comprised entirely of independent directors to review the proposed transaction with KeySpan. For assistance, the special committee retained special outside legal counsel as well as the financial advisory firm of Petrie Parkman & Co. In addition, the special committee discussed the history and terms of the transaction with our senior management. After completing its review, the special committee unanimously concluded that the transaction was advisable and in our best interests and that the terms of the transaction were at least as favorable to us as terms that would have been obtainable at the time in a comparable transaction with an unaffiliated party. In reaching its decision, the special committee considered numerous factors in consultation with its financial and legal advisors. The special committee also took into account the opinion delivered to it by Petrie Parkman & Co. to the effect that the consideration to be paid by us in the transaction was fair to us from a financial point of view.

NOTE 5 -- ACQUISITIONS

     ACQUISITION OF KEYSPAN JOINT VENTURE ASSETS - (SEE NOTE -- 4 RELATED PARTY TRANSACTIONS.)

     Burlington Acquisition

         On May 30, 2002, we completed the purchase of natural gas and oil producing properties and associated gathering pipelines, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb, Jim Hogg, Wharton and Calhoun counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville, South Laredo, McFarlan and Maude Traylor Fields. The properties purchased represent interests in approximately 145 producing wells and total proved reserves of 42 Bcfe as of January 1, 2002, the effective date of the transaction. Our average working interest is 35% and we are the operator of approximately 23% of the producing wells acquired. The $44.5 million purchase price, which is net of a

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

purchase price adjustment of $3.9 million, was financed by borrowings under our revolving bank credit facility. Production from the acquired properties for the month of September 2002 averaged 12 MMcfe/day, net to the interests acquired.

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

         We retained the North East Thompsonville Field, located in Jim Hogg County, and the South Laredo Field, located in Webb County. The North East Thompsonville Field has 10 wells producing from the Wilcox formation, all of which we operate, and representing approximately 70% of the proved reserves and 75% of the current production associated with the acquisition from Burlington. The South Laredo Field, located in Webb County and in the Lobo Trend, contains 113 wells, all operated by a third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of our historical financial position and results of operations for the three months and the nine months ended September 30, 2002 and 2001. Please refer to our consolidated financial statements and notes thereto included elsewhere in this report for more detailed information in conjunction with the following discussion.

GENERAL

         We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. Our operations are focused offshore in the Gulf of Mexico and onshore in South Texas, the Arkoma Basin of Oklahoma and Arkansas, South Louisiana, the Appalachian Basin in West Virginia and East Texas. Our strategy is to utilize our technical expertise to continue to increase reserves, production and cash flows through the application of a three-pronged approach that combines a mix of:

    -    high potential offshore exploration and exploitation;
    -    lower risk exploitation and development drilling onshore; and
    -    selective acquisitions both offshore and onshore.

         At December 31, 2001, our net proved reserves were 608 billion cubic feet equivalent or Bcfe, with a present value, discounted at 10% per annum, of cash flows before income taxes of $714 million. Our reserves are fully engineered on an annual basis by independent petroleum engineers. Our focus is natural gas. Approximately 93% of our net proved reserves at December 31, 2001 were natural gas, approximately 74% were classified as proved developed. We operate approximately 85% of our properties.

         We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 34% of our shares to the public with KeySpan retaining the balance. As of September 30, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 67% of the outstanding shares of our common stock.

         As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and oil, our ability to find and produce natural gas and oil and our ability to control and reduce costs, all of which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile and commodity prices may fluctuate widely in the future. A substantial or extended decline in natural gas and oil prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of natural gas and oil reserves that may be economically produced and access to capital.

     Critical Accounting Policies and Use of Estimates

         Full Cost Accounting. We use the full cost method to account for our natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool." Capitalized costs include costs of all unproved properties, internal costs directly related to our natural gas and oil activities and capitalized interest. We amortize these costs using a unit-of-production method. We compute the provision for depreciation, depletion and amortization quarterly by multiplying production for the quarter by a depletion rate. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Our total unamortized cost base is the sum of (i) our full cost pool; less (ii) our unevaluated properties and their related costs which are excluded from the amortization base until we have made a determination as to the existence of proved reserves; plus (iii) estimates for future development costs as well as future abandonment and dismantlement costs. Sales of natural gas and oil properties are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

         Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unproved properties less income tax effects (the "ceiling limitation"). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes are greater than the discounted future net revenues or ceiling limitation, a writedown or impairment of the full cost pool is required. A writedown of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders' equity in the period of occurrence and typically results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a writedown is not reversible at a later date.

         The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held constant over the life of the reserves. We use derivative financial instruments that qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133 to hedge against the volatility of natural gas prices, and in accordance with current Securities and Exchange Commission guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. In calculating our ceiling test at September 30, 2002, we estimated that we had a full cost ceiling "cushion", whereby the carrying value of our full cost pool was less than the ceiling limitation. No writedown is required when a cushion exists. Natural gas prices continue to be volatile and the risk that we will be required to write down our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

         Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full cost ceiling limitation.

         Natural gas and oil reserve quantities represent estimates only. Under full cost accounting, we use reserve estimates to determine our full cost ceiling limitation as well as our depletion rate. We estimate our proved reserves and future net revenues using sales prices estimated to be in effect as of the date we make the reserve estimates. We hold the estimates constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. Natural gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net revenues. Further, any estimates of natural gas and oil reserves and their values are inherently uncertain for numerous reasons, including many factors beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, and these revisions may be material. Reserve estimates are highly dependent upon the accuracy of the underlying assumptions. Actual future production may be materially different from estimated reserve quantities and the differences could materially affect future amortization of natural gas and oil properties.

         Concentration of Credit Risk. Substantially all of our accounts receivable result from natural gas and oil sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, we have not experienced credit losses on our receivables; however, recent market conditions resulting in downgrades to credit ratings of energy merchants have affected the liquidity of several of our purchasers. As of August 1, 2002, we are no longer selling natural gas and oil to CenterPoint Energy Incorporated (formerly Reliant Energy Incorporated) and Dynegy Inc. We are continuing to sell gas to Williams Companies, Inc. which has posted a letter of credit to secure their performance under the purchase contracts. Based on the current demand for natural gas and oil, we do not expect that termination of sales to these companies would have a material adverse effect on our ability to sell our production at favorable market prices.

         Further, our natural gas futures and swap contracts also expose us to credit risk in the event of nonperformance by counterparties. Generally, these contracts are with major investment grade financial institutions and historically we have not experienced material credit losses. In July 2002, our outstanding swap and option contracts with Williams were assigned to Bank of America. We believe that our credit risk related to the natural gas futures and swap contracts is no greater than the risk associated with the primary contracts and that the elimination of price risk reduces volatility in our reported results of operations, financial position and cash flows from period to period and lowers our overall business risk; however, as a result of our hedging activities we may be exposed to greater credit risk in the future.

     New Accounting Pronouncements

         On October 16, 2002, our Board of Directors resolved that effective January 1, 2003, we will adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock - Based Compensation." We will adopt SFAS No. 123 prospectively and as a result, we will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003. Currently, we account for stock options using the intrinsic value method prescribed under Accounting Principles Board Opinion 25 and accordingly, we do not recognize compensation expense for stock options. Based on our current estimates, we do not expect the effect of recognizing compensation expense from the issuance of options to have a material impact on our financial position, results of operations or cash flows.

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, we include estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense. We are evaluating the impact the new standard will have on our financial statements and at this time we cannot reasonably estimate the effect of the adoption of this statement.

         In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. At this time, we do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in September 2002 and addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. At this time, we do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations or cash flows.

     Acquisitions

         KeySpan Joint Venture Assets. On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726. as these blocks are in various stages of development. KeySpan has committed to continuing its participation in the ongoing development of these blocks which includes the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726; however, it could be a possibility that we could purchase the blocks in the future. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. Daily production for the interests acquired averages approximately 15 million cubic feet equivalents per day (MMcfe/d). The $26.5 million purchase price was paid in cash and financed with borrowings under our new revolving credit facility.

         Our Board of Directors appointed a special committee, comprised entirely of independent directors to review the proposed transaction with KeySpan. For assistance, the special committee retained special outside legal counsel as well as the financial advisory firm of Petrie Parkman & Co. In addition, the special committee discussed the history and terms of the transaction with our senior management. After completing its review, the special committee unanimously concluded that the transaction was advisable and in our best interests and that the terms of the transaction were at least as favorable to us as terms that would have been obtainable at the time in a comparable transaction with an unaffiliated party. In reaching its decision, the special committee considered numerous factors in consultation with its financial and legal advisors. The special committee also took into account the opinion delivered to it by Petrie Parkman & Co. to the effect that the consideration to be paid by us in the transaction was fair to us from a financial point of view.

         Burlington Acquisition. On May 30, 2002, we completed the purchase of natural gas and oil producing properties and associated gathering pipelines, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb, Jim Hogg, Wharton and Calhoun counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville, South Laredo, McFarlan and Maude Traylor Fields. The properties purchased represent interests in approximately 145 producing wells and total proved reserves of 42 Bcfe as of January 1, 2002, the effective date of the transaction. Our average working interest is 35% and we are the operator of approximately 23% of the producing wells acquired. The $44.5 million purchase price, which is net of a purchase price adjustment of $3.9 million, was financed by borrowings under our revolving bank credit facility. Production from the acquired properties for the month of September 2002 is averaging 12.0 MMcfe/day, net to the interests acquired.

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

         We retained the North East Thompsonville Field, located in Jim Hogg County, and the South Laredo Field, located in Webb County. The North East Thompsonville Field has 10 wells producing wells from the Wilcox formation, all of which we operate, and represents approximately 70% of the proved reserves and 75% of the current production associated with the acquisition. The South Laredo Field, located in Webb County and in the Lobo Trend, contains 113 wells, all operated by a third party.

         Conoco Acquisition. On December 31, 2001, we completed the purchase from Conoco Inc. of natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in the Webb and Zapata counties of South Texas. The $69 million cash purchase price was financed by borrowings under our revolving bank credit facility. The properties purchased cover approximately 25,274 gross (16,885 net) acres located in the Alexander, Haynes, Hubbard and South Trevino Fields, which are in close proximity to our existing operations in the Charco Field, and represent interests in approximately 159 producing wells. We operate approximately 95% of the producing wells we acquired. Our average working interest is 87%. As of January 1, 2002, total net proved reserves relating to these properties were 80 Bcfe. Beginning January 1, 2002, we initiated an active drilling and workover program under which we have drilled 26 development wells, with 21 wells successfully completed and currently producing, three dry holes and two in progress. Average daily production has increased from approximately 19 MMcfe/day, net to the interests acquired, in January 2002 to 36 MMcfe/day, net to our interests, in September 2002. Currently we have two drilling rigs under contract, which we plan to keep utilized for the remainder of 2002.

     Other Recent Developments

         Joint Offshore Exploration Program. Effective September 1, 2002, we entered into a joint offshore exploration agreement with El Paso Production Oil & Gas USA, L.P., a subsidiary of El Paso Corporation. Under the terms of the agreement, El Paso will initially contribute up to $50 million for land, seismic and drilling costs in exchange for 50% of our working interest in up to six specified prospects that we have developed. El Paso will pay 100% of the drilling costs to casing point or 100% of the "dry hole costs". El Paso will operate four of the proposed wells and we will operate the remaining two. Under the terms of the agreement, El Paso has the option to extend the exploration agreement beyond the initial six well program. As of the date of this report, we have successfully drilled two wells in the program: East Cameron 82 A-3 and East Cameron 83 A-3. Hook-up of these wells is currently in progress and initial production is expected in the second half of November 2002. Our next two wells under the joint exploration agreement are currently drilling at Matagorda 652 #1 and East Cameron 82 #6. The final two wells in the program are scheduled for the first quarter of 2003, the first at Murdock Pass in Texas state waters and the second at High Island 115 for which we have an obligation of $5 million for dry hole costs.

         Severance Tax Refund. During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for our Charco Field in South Texas. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in the Charco Field. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. Subject to acceptance of the applications, we are currently estimating that the total refund, for both current year and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. Of the total refund, we estimate that between $5 million to $6 million ($3 million to $4 million, net of tax) would reduce 2002 severance tax expense and the balance would relate to prior periods. We anticipate the acceptance of the applications and the related cash collection of the refunds will begin during the fourth quarter of 2002 and will continue through the first half of 2003. In addition, based on the "high-cost/tight-gas formation" designation, we expect that severance taxes paid on production in our Charco Field will be lower in future periods due to the reduced rate; however, we are unable to estimate the impact at this time.

         Arkansas Downspacing. In September 2002, we presented evidence to the Arkansas Oil and Gas Commission that our Chismville and Booneville Fields located principally in Franklin, Sebastian and Logan counties were areas of highly fragmented and complicated geology and that because of the complex geology, denser drilling was necessary to fully exploit the reserve potential. The Arkansas Oil and Gas Commission issued a favorable ruling that will allow downspacing from 640 acres to 160 acres on future wells. Pursuant to the ruling, we are planning to increase our 2003 drilling program in Arkoma from approximately 20 wells planned for 2002 to approximately 30 wells for 2003. In addition to allowing for the drilling of more wells on our acreage, the ruling will allow us to place completed wells on-line at faster rates than we are now experiencing.

         Proved Reserves Inquiry. The SEC is currently in the process of obtaining information from oil and gas exploration companies operating offshore in the Gulf Of Mexico, including our company, to review the methodologies used to determine proved reserves in an initial offshore discovery situation. The SEC's regulations allow companies to recognize proved reserves if economic producibility is supported by either an actual production flow test or conclusive formation testing. Without a production flow test, compelling technical data must exist to book proved reserves in a discovery situation. In offshore situations where production flow tests are extremely expensive, the industry has increasingly depended on advanced technology to provide compelling testing data for a conclusive formation test. In October 2002, we responded to the SEC's inquiry and provided the all requested information. Currently, we estimate that approximately 1% of our total proved reserves at December 31, 2001, the date of our most recently available fully engineered reserve report, related to an initial discovery situation where proved reserves were booked based on conclusive formation tests rather than production flow tests. At this time, we are unable to predict the outcome and the results of the SEC's inquiry, but we do not expect the inquiry or its outcome to have a material effect on our proved reserves or our financial results.

RESULTS OF OPERATIONS

         The following table sets forth our historical natural gas and oil production data during the periods indicated:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ------------------------       ------------------------

                                                     2002         2001              2002          2001
                                                  ----------   ----------        ----------    ----------
PRODUCTION:
     Natural gas (MMcf).........................     24,245       21,332            72,590         64,722
     Oil (MBbls)................................        218          117               600            328
     Total (MMcfe)..............................     25,553       22,034            76,190         66,690

     Average daily production (MMcfe/day).......        278          240               279            244

AVERAGE SALES PRICES:
     Natural gas (per Mcf) realized(1)..........    $  3.14      $  3.53           $  3.08        $  4.53
     Natural gas (per Mcf) unhedged.............       2.99         2.71              2.80           4.71
     Oil (per Bbl)..............................      25.77        24.74             23.40          24.59

OPERATING EXPENSES (PER MCFE):
     Lease operating............................    $  0.34      $  0.29           $  0.31        $  0.29
     Severance tax..............................       0.11         0.08              0.10           0.14
     Depreciation, depletion and amortization...       1.66         1.46              1.63           1.38
     General and administrative, net(2).........       0.10         0.17              0.11           0.22

      --------------------------------

      (1)   Reflects the effects of hedging.

      (2) For the three months and nine months ended September 30, 2001, net general and administrative expense includes one-time payments totaling $1.5 million and $5.2 million, respectively in connection with the termination of employment contracts.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Production. Our production increased 16% from 22,034 million cubic feet equivalent, or MMcfe, for the three months ended September 30, 2001 to 25,553 MMcfe for the three months ended September 30, 2002. The increase in production was primarily attributable to new production from properties acquired in South Texas since December 31, 2001 and new production generated from the subsequent development and workover program initiated on these acquired properties during 2002. The increase in onshore production for the third quarter of 2002 was offset in part by a decline in offshore production caused primarily by production shut-ins during the month of September 2002 caused by Tropical Storms Faye and Isidore.

         Onshore, our daily production rates increased 39% from an average of 112 MMcfe/day during the third quarter of 2001 to an average of 156 MMcfe/day during the corresponding three months of 2002. The onshore production increase is primarily attributable to newly acquired production from the South Texas properties purchased from Conoco Inc. on December 31, 2001, which accounts for 36 MMcfe/day of the increase, and from the properties purchased on May 30, 2002 from Burlington Resources, which accounts for 12 MMcfe/day of the increase for the quarter. Production at our Charco Field increased slightly from 77 MMcfe/day during the third quarter of 2001 to 78 MMcfe/day during the third quarter of 2002. Production from our Arkoma, East Texas and West Virginia fields decreased from an average of 28 MMcfe/day during the third quarter of 2001 to 24 MMcfe/day during the third quarter of 2002. The decrease is primarily related to our Arkoma Field properties and is due to a late start of our developmental drilling program for 2002 combined with delays in obtaining allowable production rates for newly completed wells from the Arkansas Oil and Gas Commission. We expect Arkoma production to increase during the fourth quarter of 2002 as our backlog of completed wells receives approval for production from the State of Arkansas. In addition, we expect that the favorable downsizing ruling that we received in September 2002 will alleviate some of the waiting period we are currently experiencing for bringing newly completed wells on-line. Production in South Louisiana decreased from 7 MMcfe/day during the third quarter of 2001 to 6 MMcfe/day during the third quarter of 2002.

         Offshore, our production decreased 5% from an average of 128 MMcfe/day during the third quarter of 2001 to an average of 122 MMcfe/day during the third quarter of 2002. This decrease is primarily attributable to the affects of tropical weather during the third quarter of 2002. In September 2002, offshore production was shut-in due to Tropical Storms Faye and Isidore. In total, we lost an estimated 350 MMcfe caused by storm related shut-ins during the month of September 2002, which equates to approximately 4 MMcfe/day for the quarter. Absent the affects of shut-ins due to tropical weather, overall offshore production decreased by approximately 2% from the third quarter of 2001. Production declines from existing properties were greater than production increases from newly developed production at South Marsh Island 253 and Mustang Island 785, which were added during the fourth quarter of 2001 combined with production at Vermilion 408, which was brought on-line during January 2002, and East Cameron 81, which has had a series of four wells brought on-line during the first nine months of 2002.

         Natural Gas and Oil Revenues. Natural gas and oil revenues increased 5% from $78.1 million for the third quarter of 2001 to $81.7 million for the third quarter of 2002 as a result of a 16% increase in production offset in part by an 11% decrease in average realized natural gas prices, from $3.53 per Mcf during the third quarter of 2001 to $3.14 per Mcf in the third quarter of 2002.

         Natural Gas Prices. For the third quarter of 2002, we realized an average gas price of $3.14 per Mcf that was 105% of our average unhedged natural gas price of $2.99 per Mcf. As a result of hedging activities, natural gas and oil revenues for the third quarter of 2002 were $3.5 million higher than the revenues we would have achieved if hedges had not been in place during the period. For the corresponding period during 2001, we realized an average gas price of $3.53 per Mcf, which was 130% of the average unhedged natural gas price of $2.71 per Mcf that otherwise would have been received, resulting in natural gas and oil revenues that were $17.5 million higher than the revenues we would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 36% from $6.4 million for the three months ended September 30, 2001 to $8.7 million for the corresponding three months of 2002. On an Mcfe basis, lease operating expenses increased from $0.29 per Mcfe during the third quarter of 2001 to $0.34 per Mcfe during the third quarter of 2002. The increase in both lease operating expenses and lease operating expenses per unit is attributable to the continued expansion of our operations both onshore combined with an increase in expenses during the third quarter of 2002.

         Onshore operations expanded with the acquisition of approximately 304 new producing wells in South Texas with the December 31, 2001 acquisition from Conoco Inc. and the May 30, 2002 acquisition from Burlington Resources. Excluding the incremental expenses relating to newly acquired properties, the primary cause for the increase in our onshore lease operating expenses is due to the increase in ad valorem taxes. Ad valorem taxes increased more than 50% during 2002 due to the fact that 2002 property valuations are based on revenues generated from the properties during 2001. On an annualized basis, revenues generated during 2001 were at record levels due to higher than normal natural gas prices during the first six months of the year. Offshore, our lease operating expenses have increased as well, due to the addition of new oil production facilities at Vermilion 408 which are inherently more costly to operate, new natural gas facilities at East Cameron 81 and the implementation of compression projects to enhance production capabilities at several of our existing facilities.

         Severance tax, which is a function of volume and revenues generated from onshore production, increased 56% from $1.8 million for the third quarter of 2001 to $2.8 million for the third quarter of 2002. On an Mcfe basis, severance tax increased 38% from $0.08 per Mcfe for the third quarter of 2001 to $0.11 per Mcfe during the third quarter of 2002. The increase in severance tax expense and severance tax per Mcfe is primarily attributable to the increase in our onshore production during 2002 combined with wellhead prices that were 10% higher during the third quarter of 2002 as compared to the third quarter of 2001.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 32% from $32.1 million for the three months ended September 30, 2001 to $42.3 million for the three months ended September 30, 2002. Depreciation, depletion and amortization expense per Mcfe increased 14% from $1.46 for the three months ended September 30, 2001 to $1.66 for the corresponding three months in 2002. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. Our depletion rate has increased during 2002 as we completed the evaluation of several properties that were classified as unproved at December 31, 2001. As evaluation is completed, the costs associated with these properties were reclassified into our amortization base. The higher depletion rate is a result of a combination of adding costs to the pool with the addition of fewer new reserves from exploration and developmental drilling together with an overall increase in our finding and development costs. We believe that higher finding costs are being experienced across the industry, particularly for companies our size whose primary area of exploration is the Outer Continental Shelf or the shallow waters of the Gulf of Mexico. Because the Outer Continental Shelf is a mature producing area, it is becoming increasingly more difficult to find and develop new reserves at historical costs.

         General and Administrative Expenses, Net of Capitalized General and Administrative Expenses and Overhead Reimbursements. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.3 million for both the three months ended September 30, 2001 and 2002 and capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $2.6 million and $3.4 million for the three months ended September 30, 2001 and 2002, respectively, decreased 29% from $3.8 million for the three months ended September 30, 2001 to $2.7 million for the three months ended September 30, 2002. Aggregate general and administrative expenses decreased 4% from $6.7 million for the third quarter of 2001 to $6.4 million for the third quarter of 2002. However, included in both aggregate and net general and administrative expense for the third quarter of 2001 is a one-time charge of $1.5 million paid in connection with the termination of an employment contract. Absent this $1.5 million charge taken in the third quarter of 2001, aggregate general and administrative expenses would have been $5.2 million during the third quarter of 2001 compared to $6.4 million during the third quarter of 2002, reflecting a 23% increase for the current quarter. The increase in aggregate expense is primarily a result of the expansion of our workforce and office space in Houston during the first nine months of 2002 combined with an increase in employee benefit expenses, legal, consulting and accounting fees. As a result of the increase in aggregate general and administrative expenses, we capitalized more general and administrative expense during the third quarter of 2002. Absent the $1.5 million charge, net general and administrative expenses would have been $2.3 million for the third quarter 2001 compared to $2.7 million for the third quarter of 2002, reflecting a 17% increase.

         On an Mcfe basis, net general and administrative expenses decreased 41% from $0.17 during the third quarter of 2001 to $0.10 per Mcfe during the third quarter of 2002. Absent the $1.5 million charge taken in the third quarter of 2001 for the termination of an employment contract, net general and administrative expense per Mcfe would have been $0.10 per Mcfe. Although both aggregate and net general and administrative expenses increased from the third quarter of 2001, the rate per Mcfe, as adjusted, is comparable due to the increase in production during the third quarter of 2002.

         Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, increased from $0.2 million for the three months ended September 30, 2001 to $2.3 million for the corresponding three months of 2002. Aggregate interest increased 31% from $3.2 million during the third quarter of 2001 to $4.2 million during the third quarter of 2002. Aggregate interest is higher during the third quarter of 2002 due to a combination of higher average borrowings of $264 million for the third quarter of 2002 compared to $163 million during the third quarter of 2001 offset in part by lower average interest rates of 5.48% during the third quarter of 2002 compared to 7.27% during the third quarter of 2001. Capitalized interest decreased 33% from $3.0 million for the third quarter of 2001 to $2.0 million for the third quarter of 2002 and corresponds to the decrease in exploratory drilling during the third quarter of 2002. Our capitalized interest is a function of exploratory drilling and unevaluated properties, both of which were at lower levels during the third quarter of 2002.

         Income Tax Provision. The provision for income taxes decreased 32% from $11.7 million for the third quarter of 2001 to $7.9 million for the corresponding three months of 2002 due to the 32% decrease in pre-tax income during the third quarter of 2002 from $34.2 million during the third quarter of 2001 to $23.2 million during the third quarter of 2002 as a result of high natural gas revenues offset by increases in both operating and interest expenses.

         Operating Income and Net Income. Operating income decreased 26% from $34.4 million during the third quarter of 2001 to $25.5 million during the third quarter of 2002 as a result of a 4% increase in total revenues caused primarily by a 16% increase in production offset only in part by an 11% decrease in natural gas prices combined with a 28% increase in operating expenses. Corresponding to the decrease in operating income, net income decreased 32% from $22.5 million for the third quarter of 2001 to $15.3 million for the third quarter of 2002 and includes the effects of higher interest expense and lower taxes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Production. Our production increased 14% from 66,690 million cubic feet equivalent, or MMcfe, for the nine months ended September 30, 2001 to 76,190 MMcfe for the nine months ended September 30, 2002. The increase in production was primarily attributable to newly acquired onshore production pursuant to our two South Texas producing property acquisitions made since December 31, 2001 together with newly developed onshore and offshore production brought on-line since the end of the third quarter of 2001.

         Onshore, our daily production rates increased 25% from an average of 119 MMcfe/day during the first nine months of 2001 to an average of 149 MMcfe/day during the corresponding nine months of 2002. Properties acquired from Conoco Inc. on December 31, 2001 accounted for an increase of 28 MMcfe/day for 2002 and properties acquired on May 30, 2002 from Burlington Resources accounted for an increase of 6 MMcfe/day for the nine month period. Production from our Charco Field in South Texas decreased slightly by 2% or 2 MMcfe/day from 84 MMcfe/day during the first nine months of 2001 to 82 MMcfe/day during the first nine months of 2002. Production from all other onshore areas (Arkoma, East Texas, West Virginia and South Louisiana) decreased from an average of 35 MMcfe/day during the first nine months of 2001 to 30 MMcfe/day during the corresponding period of 2002 primarily a result of a decrease in production in Arkoma and South Louisiana. The decrease in Arkoma production is due to a late start of our developmental drilling program for 2002 combined with delays in obtaining allowable production rates for newly completed wells from the Arkansas Oil and Gas Commission. We expect Arkoma production to increase during the fourth quarter of 2002 as our backlog of wells drilled and completed during 2002 receives production approval from the State of Arkansas. In addition, we expect that the favorable downsizing ruling that we received in September 2002 will alleviate some of the waiting period we are currently experiencing for bringing new wells on-line. The decrease in production from our South Louisiana properties during the first nine months of 2002 is due in part to mechanical problems with compressors combined with natural reservoir decline.

         Offshore, our production increased 4% from an average of 125 MMcfe/day during the first nine months of 2001 to an average of 130 MMcfe/day during the first nine months of 2002. The increase in production is due to new natural gas production at South Marsh Island 253, High Island 39 and Mustang Island 785, all of which came on-line during the second half of 2001, combined with new production at Vermilion 408, which came on-line during January 2002, and new production at East Cameron 81 with a series of four new wells coming on-line throughout the first nine months of 2002. New production was offset in part by production decreases in existing properties.

         Natural Gas and Oil Revenues. Natural gas and oil revenues decreased 21% from $301.1 million for the first nine months of 2001 to $237.5 million for the first nine months of 2002 as a result of a 32% decrease in average realized natural gas prices, from $4.53 per Mcf during the first nine months of 2001 to $3.08 per Mcf in the first nine months of 2002, offset in part by a 14% increase in production for the same period.

         Natural Gas Prices. As a result of hedging activities, we realized an average gas price of $3.08 per Mcf for the nine months ended September 30, 2002, which was 110% of the average unhedged natural gas price of $2.80 that otherwise would have been received, resulting in natural gas and oil revenues for the nine months ended September 30, 2002 that were $20.5 million higher than the revenues we would have achieved if hedges had not been in place during the period. For the corresponding period during 2001, we realized an average gas price of $4.53 per Mcf, which was 96% of the average unhedged natural gas price of $4.71 that otherwise would have been received, resulting in natural gas and oil revenues that were $11.8 million lower than the revenues we would have achieved if hedges had not been in place during the period.

         Lease Operating Expenses and Severance Tax. Lease operating expenses increased 23% from $19.4 million for the nine months ended September 30, 2001 to $24.0 million for the corresponding nine months of 2002. On an Mcfe basis, lease operating expenses increased from $0.29 per Mcfe during the first nine months of 2001 to $0.31 per Mcfe during the first nine months of 2002. The increase in both lease operating expenses and lease operating expense on a per unit basis for 2002 is attributable to the continued expansion of our operations both onshore and offshore as we acquired approximately 304 producing wells in South Texas since the beginning of 2002 and we added new offshore oil and natural gas production facilities since the third quarter of 2001. In addition, we implemented compression programs at several of our offshore production facilities during 2002 to enhance production capabilities. Finally, onshore ad valorem taxes have increased more than 50% during 2002 due to the fact that 2002 property valuations are based on revenues generated from the properties during 2001 and revenues generated during 2001 were at record levels due to higher than normal natural gas prices.

         Severance tax, which is a function of volume and revenues generated from onshore production, decreased 23% from $9.5 million for the first nine months of 2001 to $7.3 million for the corresponding period of 2002. On an Mcfe basis, severance tax decreased from $0.14 per Mcfe for the first nine months of 2001 to $0.10 per Mcfe during the first nine months of 2002. The decrease in severance tax expense and severance tax per Mcfe is primarily due to wellhead prices that were 41% lower during the first nine months of 2002 as compared to wellhead prices received during the first nine months of 2001 offset only in part by the 25% increase in onshore production during the first nine months of 2002.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 34% from $92.4 million for the nine months ended September 30, 2001 to $124.2 million for the nine months ended September 30, 2002. Depreciation, depletion and amortization expense per Mcfe increased 18% from $1.38 for the nine months ended September 30, 2001 to $1.63 for the corresponding nine month period of 2002. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. Our depletion rate has increased during 2002 as we completed the evaluation of several properties that were classified as unproved at December 31, 2001. As evaluation is completed, the costs associated with these properties were reclassified into our amortization base. The higher depletion rate is a result of a combination of adding costs to the pool with the addition of fewer new reserves from exploration and developmental drilling together with an overall increase in our finding and development costs. We believe that higher finding costs are being experienced across the industry, particularly for companies our size whose primary area of exploration is the Outer Continental Shelf or the shallow waters of the Gulf of Mexico. Because the Outer Continental Shelf is a mature producing area, it is becoming increasingly more difficult to find and develop new reserves at historical costs.

         General and Administrative Expenses, Net of Capitalized General and Administrative Expenses and Overhead Reimbursements. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $0.9 million and $1.2 million for the nine months ended September 30, 2001 and 2002, respectively, and capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $10.0 million and $9.8 million, respectively, for the nine months ended September 30, 2001 and 2002, decreased 41% from $14.4 million for the nine months ended September 30, 2001 to $8.5 million for the nine months ended September 30, 2002. Aggregate general and administrative expenses decreased 23% from $25.3 million for the first nine months of 2001 to $19.5 million for corresponding period of 2002. Included in aggregate and net administrative expenses for the first nine months of 2001 were payments totaling $5.2 million made in connection with the termination of former executive officers' employment contracts.

         Excluding the one-time charges taken for the termination of employment contracts totaling $5.2 million during the first nine months of 2001, aggregate general and administrative expenses would have been $20.1 million compared to $19.5 million for the first nine months of 2002, reflecting a 3% decrease for the current nine month period. The decrease for 2002 is due to higher compensation expenses incurred during 2001 with the payment of a special bonus to all employees in January 2001 offset in part by an increase in expenses incurred during the current nine month period pursuant to the expansion of our workforce and office space combined with an increase in legal, consulting and accounting fees. Excluding these same one-time charges of $5.2 million incurred during the first nine months of 2001, net general and administrative expenses would reflect a decrease of 8% from $9.2 million during the first nine months of 2001 to $8.5 million for the corresponding period of 2002. The decrease in net general and administrative expenses during 2002 is due to the 3% decrease in aggregate general and administrative expense combined with an increase in overhead reimbursements received from third parties during the first nine months. The increase in overhead reimbursements is due to an increase in the number of producing properties that we operate. The decrease in capitalized general and administrative expenses during the first nine months of 2002 is a result of the change in the mix of types of expenses being incurred. We incurred more expense such as consulting and legal fees that are not directly related to our natural gas and oil finding and development activities.

         On an Mcfe basis, net general and administrative expenses decreased 50% from $0.22 during the first nine months of 2001 to $0.11 per Mcfe during the first nine months of 2002. Excluding the one-time charges taken in the first nine months of 2001 for the termination of employment contracts totaling $5.2 million, net general and administrative expenses on a per Mcfe basis would have decreased approximately 21% or $0.03 per Mcfe from $0.14 per Mcfe for the first nine months of 2001 to $0.11 per Mcfe for the corresponding nine months of 2002. The decline in the adjusted rate per Mcfe corresponds to the 14% increase in production volume during the first nine months of 2002.

         Other Income and Expense. During the first nine months of 2002 we had no other income or expense items. However, during the first nine months of 2001, we incurred an additional $119,000 in expenses relating to a strategic review initiated in the fourth quarter of 1999 and completed in the first quarter of 2000. In September 1999, together with KeySpan, our majority stockholder, we had announced our intention to review strategic alternatives for our company and KeySpan's investment in our company. Consideration was given to a full range of strategic transactions including the possible sale of all or a portion of our assets. On February 25, 2000, we announced, together with KeySpan, that the review of strategic alternatives for Houston Exploration had been completed.

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

         Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, increased 96% from $2.7 million for the first nine months of 2001 to $5.3 million for the first nine months of 2002. Aggregate interest expense decreased 3% from $11.9 during the first nine months of 2001 to $11.5 million during the corresponding period of 2002. The decrease in aggregate interest is due to a decrease in interest rates from an average borrowing rate of 7.69% during the first nine months of 2001 to an average borrowing rate of 5.37% during the first nine months of 2002 offset in part by an increase in our average borrowings from $194 million during the first nine months of 2001 to an average of $259 million for the corresponding period of 2002. Capitalized interest decreased 33% from $9.2 million for the first nine months of 2001 to $6.2 million for the first nine months of 2002 and corresponds to the decrease in aggregate interest expense combined with a decrease in exploratory drilling during the first nine months of 2002. Our capitalized interest is a function of exploratory drilling and unevaluated properties, both of which were at lower levels during the first nine months of 2002.

         Income Tax Provision. The provision for income taxes decreased 59% from $57.9 million for the first nine months of 2001 to $23.6 million for the first nine months of 2002 due to the 58% decrease in pre-tax income during the first nine months of 2002 from $163.7 million during the first nine months of 2001 to $69.0 million during the first nine months of 2002 as a result of the combination of a decrease in natural gas revenues and increases in both operating expenses and net interest expense.

         Operating Income and Net Income. Operating income decreased 55% from $166.5 million during the first nine months of 2001 to $74.4 million for corresponding nine months of 2002 as a result of a decrease in revenues caused by a 32% decrease in realized natural gas prices offset only in part by the 14% increase in production combined with a 21% increase in operating expenses. Corresponding to the decrease in operating income, net income decreased 57% from $105.7 million for the first nine months of 2001 to $45.5 million for the first nine months of 2002 and includes the effects of higher interest expense and lower taxes.

LIQUIDITY AND CAPITAL RESOURCES

         We currently fund our operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, public debt and bank borrowings. We believe cash flows from operations and borrowings under our revolving bank credit facility will be sufficient to fund our planned capital expenditures and operating expenses during the remainder of 2002 and 2003.

         Cash Flows From Operations. As of September 30, 2002, we had a working capital deficit of $3.3 million and $152.6 million of borrowing capacity available under our revolving bank credit facility. The working capital deficit is due to the classification as a current liability of $14.6 million relating to the current portion of the fair market value of our hedge positions. Net cash provided by operating activities for the nine months ended September 30, 2002 was $165.0 million compared to $314.2 million during the corresponding period of 2001. The decrease in net cash provided by operating activities was due to (i) a decrease in net income caused primarily by lower realized natural gas prices during the nine months of 2002, offset in part by an increase in production for the corresponding period combined and (ii) a decrease in current assets and current liabilities which is related to the timing of cash receipts and payments. For the first nine months of 2002, funds used in investing activities consisted of $173.5 million for net investments in property and equipment, which compares to $244.9 million spent during the corresponding period of 2001. Our cash position increased during the first nine months of 2002 as a result of net borrowings under our revolving bank credit facility of $3 million compared to repayments totaling $85 million during the nine months of 2001. Cash increased by $2.4 million and $8.9 million, respectively, during the first nine months of 2002 and 2001 due to proceeds received from the issuance of common stock from the exercise of stock options. As a result of these activities, cash and cash equivalents decreased $3.2 million from $8.6 million at December 31, 2001 to $5.4 million at September 30, 2002.

         Investments in Property and Equipment. During the first nine months of 2002, we invested $177.3 million in natural gas and oil properties and $1.7 million for other property and equipment, which includes the expansion of our Houston office space together with upgrades to our information technology systems and equipment. Included in our natural gas and oil property additions was $14.3 million for exploration, $90.3 million for development drilling, workovers and construction of platforms and pipelines, $44.5 million for producing property acquisitions and $28.2 million for other leasehold and leasehold acquisition costs which includes seismic, capitalized interest and capitalized general and administrative costs. During the first nine months of 2002 we sold non-core oil and gas assets totaling $5.3 million, of which $5.0 million related to the sale of the McFarlan and Maude Traylor Fields purchased in May 2002 as part of the group of properties acquired from Burlington Resources.

         Our capital expenditure budget for 2002, set by our Board of Directors, is $250 million. Typically, we do not include property acquisition costs in our capital expenditure budget as the size and timing of capital requirements for property acquisitions are inherently unpredictable. However, we have allocated a portion of our 2002 capital expenditure budget to include the May 30, 2002 acquisition of producing properties in South Texas from Burlington Resources of $44.5 million and the October 11, 2002 acquisition of interests in offshore properties from KeySpan for $26.5 million. We are planning to repay the borrowings made under our credit facility for these two acquisitions from cash flows generated from operations. The capital expenditure budget includes development costs associated with recent acquisitions and discoveries and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are currently anticipated in 2002. We will continue to evaluate our capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. We intend to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore, although we may not be able to identify and make acquisitions of proved reserves on terms we consider favorable.

         Shelf Registration. On May 20, 1999, we filed a "shelf" registration with the Securities and Exchange Commission to offer and sell in one or more offerings up to a total offering amount of $250 million in securities which could include shares of our common stock, shares of preferred stock or unsecured debt securities or a combination thereof. Depending on market conditions and our capital needs, we may utilize the shelf registration in order to raise capital. We would expect to use the net proceeds received from the sale of any securities for the repayment of debt and/or to fund an acquisition. We may not be able to consummate any offerings under the shelf registration statement on acceptable terms.

     Capital Structure

         Revolving Bank Credit Facility. We entered into a new revolving bank credit facility dated as of July 15, 2002 with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The new credit facility replaced our previous $250 million revolving credit facility maintained with a syndicate of lenders led by JPMorgan Chase, National Association and provides us with an initial commitment of $300 million. The initial $300 million commitment can be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The new credit facility is subject to borrowing base limitations, and our borrowing base has been set at $300 million and will be redetermined semi-annually, with the next redetermination scheduled for April 1, 2003. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The new credit facility matures July 15, 2005, is unsecured and with the exception of trade payables, ranks senior to all of our existing debt.

         At September 30, 2002, outstanding borrowings under our revolving credit facility were $147 million together with $0.4 million in outstanding letter of credit obligations. Subsequent to September 30, 2002, we borrowed an additional $17 million under the new facility. The subsequent borrowings were used to fund a portion of the $26.5 million purchase price of incremental working interests in offshore producing properties acquired on October 11, 2002 from KeySpan. At November 13, 2002, outstanding borrowings and letter of credit obligations under the new credit facility totaled $164.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Natural Gas and Oil Hedging

         We utilize derivative commodity instruments to hedge future sales prices on a portion of our natural gas and oil production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. Our derivatives are not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments that we use are swaps, collars and options, which we generally place with major investment grade financial institutions that we believe are minimal credit risks and historically, we have not experienced credit losses. We believe that our credit risk related to the natural gas futures and swap contracts is no greater than the risk associated with the primary contracts and that the elimination of price risk reduces volatility in our reported results of operations, financial position and cash flows from period to period and lowers our overall business risk; however, as a result of our hedging activities we may be exposed to greater credit risk in the future.

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

         The following table summarizes the change in the fair value of our derivative instruments for the nine month periods from January 1 to September 30, 2002 and 2001, respectively, and does not reflect the effects of taxes.

CHANGE IN FAIR VALUE OF DERIVATIVES INSTRUMENTS                         2002             2001
-----------------------------------------------                         ----             ----
                                                                           (in thousands)
Fair value of contracts at January 1..............................    $ 53,771         $(75,069)
(Gain) loss on contracts realized.................................     (20,515)          11,771
Fair value of new contracts when entered into during period.......          --            5,931
(Decrease) increase in fair value of all open contracts...........     (52,434)         136,015
                                                                      --------         --------
Fair value of contracts outstanding at September 30,..............    $(19,178)        $ 78,648
                                                                      ========         ========

         Natural Gas. The following table summarizes, on a monthly basis, our hedges currently in place for 2002 and 2003. All amounts are in thousands, except for prices. For the remaining months of 2002, we have hedged approximately 63% of our estimated production or a total of 190,000 MMBtu/day at an effective floor of $3.389 and an effective ceiling of $4.801. For the first three months of 2003, we have 185,000 MMBtu/day hedged at an effective floor of $3.428 and an effective ceiling of $4.574. For the remaining nine months of 2003, we have 190,000 MMBtu/day hedged at an effective floor of $3.417 and effective ceiling of $4.548.

                                             FIXED PRICE SWAPS                   COLLARS
                                            -------------------    ------------------------------------
                                                         NYMEX                         NYMEX
                                             VOLUME    CONTRACT    VOLUME          CONTRACT PRICE
PERIOD                                      (MMbtu)      PRICE     (MMbtu)     AVG FLOOR    AVG CEILING
------                                      --------   --------    -------     ---------    -----------
October 2002                                   930      $3.010      4,960        $3.561        $5.137
November 2002                                  900       3.010      4,800         3.561         5.137
December 2002                                  930       3.010      4,960         3.561         5.137

January 2003                                 1,240       3.194      4,495         3.493         4.954
February 2003                                1,120       3.194      4,060         3.493         4.954
March 2003                                   1,240       3.194      4,495         3.493         4.954
April 2003                                   1,200       3.194      4,500         3.476         4.909
May 2003                                     1,240       3.194      4,650         3.476         4.909
June 2003                                    1,200       3.194      4,500         3.476         4.909
July 2003                                    1,240       3.194      4,650         3.476         4.909
August 2003                                  1,240       3.194      4,650         3.476         4.909
September 2003                               1,200       3.194      4,500         3.476         4.909
October 2003                                 1,240       3.194      4,650         3.476         4.909
November 2003                                1,200       3.194      4,500         3.476         4.909
December 2003                                1,240      $3.194      4,650        $3.476        $4.909

         Oil. Subsequent to September 30, 2002, we entered into an oil swap as described in the following table. All amounts are in thousands, except for prices. The swap covers the first three months of 2003 for 1,000 barrels per day with a contract price of $28.50.

                                             FIXED PRICE SWAPS                      COLLARS
                                            -------------------      --------------------------------------
                                                         NYMEX                               NYMEX
                                            VOLUME     CONTRACT      VOLUME            CONTRACT PRICE
PERIOD                                      (MBbl)       PRICE       (MBbl)      AVG FLOOR      AVG CEILING
------                                      ------     --------      ------     ----------      -----------
January 2003                                  31        $28.50           --             --               --
February 2003                                 28         28.50           --             --               --
March 2003                                    31         28.50           --             --               --

         For natural gas, transactions are settled based upon the New York Mercantile Exchange or NYMEX price on the final trading day of the month. For oil, our swaps are settled against the average NYMEX price of oil for the calendar month rather than the last day of the month. In order to determine fair market value of our derivative instruments, we obtain mark-to-market quotes from external counterparties.

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

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") is communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

EXHIBITS                                 DESCRIPTION
--------
  99.1      --    Certification of William G. Hargett, Chief Executive Officer,
                  as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2      --    Certification of James F. Westmoreland, Chief Accounting
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

                                THE HOUSTON EXPLORATION COMPANY

                                By:           /s/ William G. Hargett
                                   ---------------------------------------------
Date: November 13, 2002                         William G. Hargett
                                       President and Chief Executive Officer

                                By:          /s/ James F. Westmoreland
                                   ---------------------------------------------
Date: November 13, 2002                        James F. Westmoreland
                                     Vice President, Chief Accounting Officer
                                                  and Secretary

                                 CERTIFICATIONS

I, William G. Hargett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Houston Exploration Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                          /s/ William G. Hargett
                                          -------------------------------
                                          William G. Hargett,
                                          President and Chief Executive Officer

I, James F. Westmoreland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Houston Exploration Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                                /s/ James F. Westmoreland
                                                -------------------------
                                                James F. Westmoreland,
                                                Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBITS                                DESCRIPTION
--------
  99.1      --    Certification of William G. Hargett, Chief Executive Officer,
                  as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2      --    Certification of James F. Westmoreland, Chief Accounting
                  Officer, as required pursuant to Section 906 of the Sarbanes -
                  Oxley Act of 2002.