Form 10-K
period 2002-12-31
HOUSTON EXPLORATION CO
filed 2003-02-21
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 001-11899

                         THE HOUSTON EXPLORATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        22-2674487
    (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

       1100 LOUISIANA, SUITE 2000
             HOUSTON, TEXAS                                     77002-5215
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (713) 830-6800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            -----------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH
          TITLE OF EACH CLASS                     EXCHANGE ON WHICH REGISTERED
          --------------------                    ----------------------------
Common Stock, $.01 par value                         New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2008            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $294,266,721 as of June 28, 2002, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $29.00 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of February 20, 2003, 30,961,418 shares of common stock were outstanding.

================================================================================

     All of the estimates and assumptions contained in this Annual Report and in the documents we have incorporated by reference into this Annual Report constitute forward looking statements as that term is defined in Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are accompanied by words such as "anticipate," "believe," "expect," "estimate," "project" or similar expressions. All statements under the caption "Item 7." Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, our expectations may not occur and we cannot guarantee that the anticipated future results will be achieved. A number of factors could cause our actual future results to differ materially from the anticipated future results expressed in this Annual Report. These factors include, among other things, the volatility of natural gas and oil prices, the requirement to take write downs if natural gas and oil prices decline, our ability to meet our substantial capital requirements, our substantial outstanding indebtedness, the uncertainty of estimates of natural gas and oil reserves and production rates, our ability to replace reserves, and our hedging activities. For additional discussion of these risks, uncertainties and assumptions, see "Items 1 and 2." Business and Properties" and "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Annual Report.

     In this Annual Report, unless the context requires otherwise, when we refer to "we", "us" or "our", we are describing The Houston Exploration Company and its subsidiaries on a consolidated basis. Further, if you are not familiar with the oil and gas terms used in this report please refer to the explanations of the terms under the caption "Glossary of Oil and Gas Terms" included on pages G-1 through G-3. When we refer to "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one barrel of oil is equal to six thousand cubic feet of natural gas.


PART I.

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

OVERVIEW AND ORGANIZATION

     We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. Our operations are primarily focused in South Texas, offshore in the Gulf of Mexico and in the Arkoma Basin of Oklahoma and Arkansas.

     At December 31, 2002, our net proved reserves were 650 billion cubic feet equivalent or Bcfe, with a present value, discounted at 10% per annum, of cash flows before income taxes of $1.3 billion. Our reserves are fully engineered on an annual basis by independent petroleum engineers. Our focus is natural gas. Approximately 94% of our net proved reserves at December 31, 2002 were natural gas, approximately 69% of which were classified as proved developed. We operate approximately 85% of our properties.

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 34% of our shares to the public with KeySpan retaining the balance. As of December 31, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

     Our principal executive offices are located at 1100 Louisiana, Suite 2000, Houston, Texas 77002. Our telephone number is (713) 830-6800

2002 OPERATING HIGHLIGHTS

     During the year ended December 31, 2002 we drilled a total of 97 wells of which 84 were successful reflecting a success rate of 86%. We produced a total of 103 billion cubic feet equivalent, or Bcfe, and increased our average daily production by 14% to 281 million cubic feet equivalent, or MMcfe, per day. We replaced 141% of our production by adding 145 Bcfe in net proved reserves. We generated $282 million in cash flows from operations before adjustments for changes in current assets and liabilities and invested a net $253 million in natural gas and oil properties, including $65 million for producing properties acquired in South Texas and the Gulf of Mexico.

INVESTMENT STRATEGY

     We strive to maximize shareholder value while maintaining our financial flexibility by pursuing a dynamic investment strategy involving elements of each of the following activities:

     o Exploitation. Exploitation, both onshore and offshore, is one of our core competencies and the cornerstone of our investment strategy. We invest in moderate-risk exploitation and development activities intended to generate stable and growing cash flows from which we can fund future expansion.

     o Exploration. Founded as an exploration company, we continue to invest in high-risk exploratory prospects to supplement the reserves added through our lower-risk exploitation activities. We generate the majority of our exploration prospects through our in-house geo-science personnel and currently have assembled a three-year inventory of offshore drilling prospects.

     o Acquisitions. We augment our exploration and exploitation activities with disciplined investments in acquisitions of new properties that conform to our operating philosophy, provide an attractive rate of return, and offer unexploited reserve potential.

     We typically fund exploitation and exploration activities out of cash flows from operations and depending on the size and nature of the acquisition, we may utilize our revolving bank credit facility. When we incur debt in connection with an acquisition, we focus on prompt repayment in order to maintain our conservative capital structure. Our conservative debt levels provide flexibility to continually review and adjust our capital budgets during the year based on operational developments, commodity prices, service costs, acquisition opportunities and numerous other factors.

OPERATING PHILOSOPHY

     o Natural Gas Emphasis. Our production and reserve base is heavily weighted toward natural gas. Since natural gas can only be transported from overseas in liquefied form and is thus more difficult to import than crude oil, we believe natural gas is better insulated from the price volatility associated with global geopolitical instability. The lease operating expense associated with natural gas properties is also typically less than oil properties, which allows us to maintain our low per-unit cost structure.


     o Operating Control. We prefer to operate our properties rather than owning non-operating interests. Operating our properties allows us more control over the nature and timing of capital expenditures and overall operating expenses. As operator, we supervise production, maintain production records, employ or contract for field personnel, distribute revenues and perform other functions. As operator, we receive reimbursement for direct expenses incurred in the performance of duties, as well as monthly per-well producing and drilling overhead reimbursements at rates customarily charged in the area by unaffiliated third parties. We currently operate approximately 85% of our properties, which has contributed to our historically low operating costs.

     o Geographic Focus. By concentrating our operations within geographically focused areas, we can manage a large asset base with a relatively small number of employees and can integrate additional properties at relatively low incremental costs. Our strategy of focusing drilling activities on properties in relatively concentrated offshore and onshore areas permits us to more efficiently utilize our base of geological, engineering, exploration and production experience in these regions. At December 31, 2002, 91% of our reserves were located in our three core areas: South Texas, the Gulf of Mexico and the Arkoma Basin of Oklahoma and Arkansas.

     o Operating Environment. We focus our operations in areas that are conducive to low cost operations, avoiding areas where fractionalized ownership issues, local regulation or lack of a qualified workforce would drive up operational, legal and other costs.

     o Cash Flow Hedging. We maintain an active hedging program designed to reduce the impact of commodity price fluctuations and provide more predictable cash flows that allow us to better plan our capital expenditures. Our hedges typically take the form of fixed price swaps and no-cost collars under which we are assured a minimum floor price for our production and enjoy the benefit of price increases up to a predetermined ceiling price. Depending on the outlook for future prices and state of the options markets, we may hedge up to 70% of our production for up to two years or more.

2002 OPERATIONS REVIEW

    The table below summarizes certain data for our core operating areas for the year ended December 31, 2002. More detailed information regarding natural gas and oil production and average prices received in 2002, 2001 and 2000 is available in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for more information regarding our hedging practices. In addition, for more information regarding reserve quantities, capitalized costs and estimated future revenues and expenses relating to our natural gas and oil properties, see "Notes to Consolidated Financial Statements
- Note 12 - Supplemental Information On Natural Gas and Oil Exploration, Development and Production Activities (Unaudited)."

                                     ACTIVITY AND BALANCES AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                           NATURAL
                            AVERAGE                        GAS AND           TOTAL        PERCENTAGE             WELLS DRILLED
                             DAILY           TOTAL           OIL             PROVED      TOTAL PROVED      -------------------------
      AREA                 PRODUCTION      PRODUCTION      REVENUES         RESERVES       RESERVES         TOTAL         SUCCESSFUL
--------------------       ----------      ----------     ------------      --------     ------------      --------       ----------
                            (MMcfe/d)        (MMcfe)      ($ Millions)       (MMcfe)                        (Gross)         (Gross)
South Texas ........             123          44,720        $141,220         298,926             46%             63              54
Gulf of Mexico .....             126          46,226         149,810         197,856             31%             10               9
Arkoma Basin .......              20           7,432          21,750          93,081             14%             24              21

Other Onshore ......              12           4,144          15,157          59,744              9%             --              --
                            --------        --------        --------        --------       --------        --------        --------
Total ..............             281         102,522        $327,937         649,607            100%             97              84
                            ========        ========        ========        ========       ========        ========        ========

     South Texas. Our South Texas properties are concentrated in the Charco, Haynes and South Trevino Fields of Zapata County; the Alexander, Hubbard and South Laredo Fields of Webb County; and the North East Thompsonville Field in Jim Hogg County. We own interests in 562 producing wells, 450 of which we operate.

    Gulf of Mexico. Our offshore properties are located in the shallow waters of the Outer Continental Shelf. Our key producing properties are located in the western and central Gulf of Mexico and include the Mustang Island, High Island, East Cameron, Vermilion and South Timbalier areas. We hold interests 86 blocks in federal and state waters, of which 42 are developed. We operate 29 of our developed blocks, which accounted for approximately 75% of our offshore production during 2002. We have a total of 37 platforms and production cassions of which we operate 27.

     Arkoma Basin. Our Arkoma Basin properties are located in two primary areas: the Chismville/Massard Field located in Logan and Sebastian Counties of Arkansas and the Wilburton and Panola Fields located in Latimer County, Oklahoma. We own working interests in 252 producing natural gas wells, 131of which we operate.

     Other Onshore. Other Onshore properties are concentrated in three areas:
South Louisiana; West Virginia; and East Texas. On a combined basis, we own working interests in 708 producing wells, 653 of which we operate.

ACQUISITIONS

     KeySpan Joint Venture Assets. On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726, as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks including the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving bank credit facility. Subsequent purchase price adjustments totaled $1.2 million. Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

     Burlington Acquisition. On May 30, 2002, we completed the purchase of natural gas and oil producing properties, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb and Jim Hogg Counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville and South Laredo Fields. The properties purchased represent interests in approximately 123 producing wells and total proved reserves of 37 Bcfe as of January 1, 2002, the effective date of the transaction. The North East Thompsonville Field has 10 wells producing from the Wilcox formation, all of which we operate. This field represents approximately 70% of the proved reserves and 75% of the current production associated with the acquisition. The South Laredo Field, located in Webb County and in the Lobo Trend, contains 113 wells, all operated by a third party. The $39.5 million purchase price, which is net of a purchase price adjustment of $3.9 million and proceeds of $5.0 million from the subsequent sale of a portion of the assets acquired, was financed by borrowings under our revolving bank credit facility.

     Conoco Acquisition. On December 31, 2001, we completed the purchase from Conoco Inc. of natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in the Webb and Zapata Counties of South Texas. The $69 million cash purchase price was financed by borrowings under our revolving bank credit facility. The properties purchased cover approximately 25,274 gross (16,885 net) acres located in the Alexander, Haynes, Hubbard and South Trevino Fields, which are in close proximity to our existing operations in the Charco Field, and represent interests in approximately 159 producing wells. We operate approximately 95% of the producing wells we acquired. Our average working interest is 87%. Total proved reserves associated with the interests acquired were 85 Bcfe, as of October 1, 2001, the effective date of the transaction.


OTHER RECENT DEVELOPMENTS

    Joint Offshore Exploration Program. Effective September 1, 2002, we entered into a joint offshore exploration agreement with El Paso Production Oil & Gas USA, L.P., a subsidiary of El Paso Corporation. Under the terms of the agreement, El Paso contributed approximately $50 million for land, seismic and drilling costs in exchange for 50% of our working interest in six specified prospects that we developed. El Paso pays 100% of the drilling costs to casing point or 100% of the "dry hole costs", except for the High Island 115 prospect for which we have an obligation of $5 million for dry hole costs. El Paso is the operator of four of the wells and we are operator of the remaining two. Under the terms of the agreement, El Paso has the option to extend the exploration agreement beyond the initial six well program. The option expires in August 2003. As of the date of this report, four wells in the program have been drilled. Two resulted in discoveries and have been successfully completed and placed on-line. One well has been completed and is currently testing and the fourth well has been temporarily abandoned and is being evaluated for further completion. The fifth well in the program, High Island 115, is operated by El Paso and currently drilling to a target depth of 21,000 feet. The sixth well in the program is currently planned for the second quarter of 2003. El Paso will operate this well and if they elect not to drill the final well, all interests in the prospect will revert back to us.

    Severance Tax Refund. During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period.

Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. We currently estimate that the total refund, for 2002 and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. During the fourth quarter of 2002, we recorded refunds totaling $10.4 million ($6.8 million net of tax) of which $1.3 million relates to refund of 2002 severance tax expense and $9.1 related to refunds of prior period expense.

2003 CAPITAL EXPENDITURE PLANS

     For 2003, we have budgeted $286 million for capital investments in natural gas and oil properties. The table below summarizes by area where we plan to spend our exploration and development dollars together with an estimate of wells planned for each area. The amount and allocation of our capital investment program is subject to change based on operational developments, commodity prices, service costs, acquisitions and numerous other factors. Of the $286 million budgeted for 2003, approximately $21 million of the budget includes capitalized interest and general and administrative expenses. Generally we do not budget for acquisitions. The table below reflects our 2003 capital spending plans as of the date of this report; however, there can be no assurances that actual amounts spent and wells drilled will equal amounts budgeted.

                                                   ESTIMATES FOR THE YEAR ENDED DECEMBER 31, 2003
                                           -----------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT WELLS)
                                            WELLS                                        TOTAL CAPITAL
                                           PLANNED      $ EXPLORATION    $ DEVELOPMENT   EXPENDITURES
                                           --------     -------------    -------------   -------------
Onshore ...........................             103        $ 10,700        $139,300        $150,000

Offshore ..........................              16          61,000          54,000         115,000
                                           --------        --------        --------        --------
                                                119        $ 71,700        $193,300         265,000

Capitalized expenses ..............                                                          21,000
                                                                                           --------
Total capital expenditures ........                                                        $286,000
                                                                                           ========

NATURAL GAS AND OIL RESERVES

     The following table summarizes the estimates of our historical net proved reserves as of December 31, 2002, 2001 and 2000, and the present values attributable to these reserves at these dates. The reserve data and present values were fully engineered by Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd., independent petroleum engineering consultants.


                                                                                        AS OF DECEMBER 31,
                                                                         ----------------------------------------------
NET PROVED RESERVES:(1)                                                     2002              2001              2000
-----------------------                                                  ----------        ----------        ----------
                                                                                          (IN THOUSANDS)
Natural gas (MMcf) ..............................................           610,409           568,208           529,518
Oil (MBbls) .....................................................             6,533             6,605             5,352
Total (MMcfe) ...................................................           649,607           607,838           561,630
Present value of future net revenues before income taxes(2) .....        $1,326,314        $  714,416        $2,725,913
Standardized measure of discounted future net cash flows(3) .....        $1,058,064        $  551,525        $2,064,027

---------------
     (1) Netherland, Sewell & Associates engineered reserve data for our Gulf of Mexico properties and our South Texas properties which represent present values of approximately 83%, 79% and 78%, respectively, of our reserves at December 31, 2002, 2001 and 2000. Miller and Lents engineered reserve data for the remainder of our onshore properties which represent approximately 17%, 21% and 22%, respectively, of the present values attributable to our proved reserves at December 31, 2002, 2001 and 2000.

     (2) The present value of future net revenues attributable to our reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum ("PV10") on a pre-tax basis. In accordance with current SEC guidelines, the PV10 includes the fair value of our natural gas and oil hedges in place at December 31, 2002, 2001 and 2000 of a negative $38.6 million, a positive $65.8 million and a negative $70.6 million, respectively. Average prices per Mcf of natural gas used in making the present value determinations as of December 31, 2002, 2001 and 2000 were $4.35, $2.38 and $9.55, respectively. Average prices per Bbl of oil used in making the present value determinations as of December 31, 2002, 2001 and 2000 were $28.74, $17.78 and $24.69, respectively.

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

DRILLING ACTIVITY

The following table sets forth our drilling activity on our properties for the years ended December 31, 2002, 2001 and 2000.

                                                                       YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                      2002                    2001                    2000
                                                ---------------         ---------------         ----------------
                                                GROSS       NET         GROSS       NET         GROSS        NET
                                                -----       ---         -----       ---         -----        ---
ONSHORE DRILLING ACTIVITY
EXPLORATORY
   Productive ..........................           2         2.0           1         0.3           1         0.1
   Non-Productive ......................           2         1.8           3         1.0          --          --
                                                ----        ----        ----        ----        ----        ----
     Total onshore exploratory .........           4         3.8           4         1.3           1         0.1
DEVELOPMENT
   Productive ..........................          73        64.0          60        46.9          44        36.5
   Non-Productive ......................          10         9.4          12         9.2           4         3.5
                                                ----        ----        ----        ----        ----        ----
     Total onshore development .........          83        73.4          72        56.1          48        40.0
                                                ----        ----        ----        ----        ----        ----

TOTAL ONSHORE WELLS DRILLED ............          87        77.2          76        57.4          49        40.1

OFFSHORE DRILLING ACTIVITY
EXPLORATORY
   Productive ..........................           6         2.0           7         4.4           8         3.0
   Non-Productive ......................           1         0.4           5         3.9           2         0.9
                                                ----        ----        ----        ----        ----        ----
      Total offshore exploratory .......           7         2.4          12         8.3          10         3.9
DEVELOPMENT
   Productive ..........................           3         1.1           7         4.9           6         3.3
   Non-Productive ......................          --          --           1         1.0           2         0.8
                                                ----        ----        ----        ----        ----        ----
      Total offshore development .......           3         1.1           8         5.9           8         4.1

TOTAL OFFSHORE WELLS DRILLED ...........          10         3.5          20        14.2          18         8.0
                                                ----        ----        ----        ----        ----        ----

TOTAL WELLS DRILLED ....................          97        80.7          96        71.6          67        48.1

PRODUCTIVE WELLS

The following table sets forth the number of productive wells in which we owned an interest as of December 31, 2002.

                                 OIL WELLS                         NATURAL GAS WELLS
                            ------------------        --------------------------------------------
                                  OPERATED                OPERATED                 NON-OPERATED            TOTAL PRODUCTIVE
                            ------------------        ------------------        ------------------        ------------------
                            GROSS         NET         GROSS         NET         GROSS         NET         GROSS         NET
                            -----        -----        -----        -----        -----        -----        -----        -----
South Texas ........           --           --          450        313.6          112         12.2          562        325.8
Gulf of Mexico .....            6          3.8           48         31.1           25          5.6           79         40.5
Arkoma .............           --           --          131         72.7          121         18.4          252         91.1
Other onshore ......            2          1.4          651        395.9           55         11.8          708        409.1
                            -----        -----        -----        -----        -----        -----        -----        -----

Total ..............            8          5.2        1,280        813.3          313         48.0        1,601        866.5
                            =====        =====        =====        =====        =====        =====        =====        =====

     Productive wells consist of producing wells capable of production, including wells awaiting connections. Wells that are completed in more than one producing horizon are counted as one well. The day-to-day operations of natural gas properties are the responsibility of an operator designated under an operating agreement. All of our wells classified as "oil" producers are operated by us.

ACREAGE DATA

     The following table sets forth the approximate developed and undeveloped acreage in which we held a leasehold mineral or other interest as of December 31, 2002. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not the acreage contains proved reserves.

                                                                AT DECEMBER 31, 2002
                                 ----------------------------------------------------------------------------------
                                       TOTAL ACRES                  DEVELOPED ACRES             UNDEVELOPED ACRES
                                 ----------------------        ----------------------        ----------------------
                                  GROSS           NET            GROSS          NET           GROSS           NET
                                 -------        -------        -------        -------        -------        -------
South Texas .............         92,165         71,014         66,458         49,898         25,707         21,116
Gulf of Mexico(1) .......        423,212        328,361        207,599        131,856        215,613        196,505
Arkoma Basin ............         75,071         34,111         52,032         26,278         23,039          7,833
Other onshore ...........         74,206         50,589         70,899         47,615          3,307          2,974
                                 -------        -------        -------        -------        -------        -------

Total ...................        664,654        484,075        396,988        255,647        267,666        228,428
                                 =======        =======        =======        =======        =======        =======

----------

          (1)  Gulf of Mexico includes acreage in federal and state waters.

MARKETING AND CUSTOMERS

     We market the majority of all the natural gas and oil production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell substantially all of our production to a variety of purchasers under short-term (less than 12 months) contracts or spot gas purchase contracts ranging anywhere from one to 30 days, all at market prices. We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. However, based on the current demand for natural gas and oil, we believe that the loss of any of our major purchasers would not have a material adverse effect on our financial condition and results of operations. For a list of our purchasers that accounted for 10% or more of our natural gas and oil revenues during the preceding last three calendar years, please see "Notes to Consolidated Financial Statements - Note 8 - Sales to Major Customers."

     We enter into commodity swaps with unaffiliated third parties for portions of our natural gas production to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in gas prices. For more detailed discussion, please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

     We transport most of our natural gas through third party gas gathering systems and gas pipelines. Transportation space on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has only been infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. Please read the section entitled "Risk Factors -- Operating Hazards and Uninsured Risks."

ABANDONMENT COSTS

     We are responsible for our working interest share of costs to abandon natural gas and oil properties and facilities once they are depleted. We have historically provided for our expected future abandonment liabilities by accruing for depreciation and amortization as the properties are produced. As of December 31, 2002, we estimate our discounted future net asset retirement obligation for all of our natural gas and oil properties and equipment is approximately $57 million. Our estimates of abandonment costs and their timing may change as a result of many factors including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

TITLE TO PROPERTIES

    As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to undeveloped acreage in farm-out agreements and natural gas and oil leases. Prior to the commencement of drilling operations, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, are typically responsible for curing any title defects at our expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to these properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing natural gas and oil leases, we obtain title opinions on the most significant leases. Our natural gas and oil properties are subject to customary royalty interests, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect our carrying value of the properties.

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

     DRILLING AND PRODUCTION. Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states in which we operate also regulate:

     o    the location of wells;

     o    the method of drilling and casing wells;

     o the surface use and restoration of properties upon which wells are drilled; and

     o    the plugging and abandoning of wells.

     State laws regulate the size and shape of drilling and spacing units or proration pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These regulations may limit the amount of oil and gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Generally, our properties located in federal waters are regulated by the Minerals Management Service and are not subject to regulation by state agencies.

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

     The Minerals Management Service promulgates and enforces regulations that require offshore production facilities located on the outer continental shelf to meet stringent engineering, construction, and safety specifications, that impose strong restrictions on the flaring or venting of natural gas, that prohibit the burning of liquid hydrocarbons and oil without prior authorization, and that govern the plugging and abandonment of offshore wells and removal of offshore production facilities. To cover the various obligations of lessees on the outer continental shelf, the Minerals Management Service generally requires that lessees post substantial bonds or other acceptable assurances that these obligations will be met. The Outer Continental Shelf Lands Act may generally impose liabilities on us for our offshore operations conducted on federal leases for clean-up costs and damages caused by pollution resulting from our operations. Under circumstances such as conditions deemed to be a threat or harm to the environment, the Minerals Management Service may suspend or terminate any of our operations in the affected area.

ENVIRONMENTAL MATTERS AND REGULATION

     General. Our operations must comply with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

     o    require the acquisition of a permit before drilling commences;

     o restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

     o limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

     o require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells; and

     o impose substantial liabilities for pollution resulting from our operations.

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

     Oil Pollution Act. The Oil Pollution Act imposes on responsible parties strict, joint and several, and potentially unlimited liability for removal costs and other damages caused by an oil spill covered by the Oil Pollution Act. The Oil Pollution Act also requires the lessee of an offshore area or a permittee whose operations take place within a covered offshore facility to establish and maintain financial responsibility of at least $35 million, which may be increased to $150 million for facilities with large worst-case spill potentials and under other circumstances, to cover liabilities related to an oil spill for which the lessee or permitttee of the offshore area is statutorily responsible. Owners of multiple facilities are required to maintain financial responsibility for only the facility with the largest potential worst-case spill. We believe we are in compliance with the financial responsibility provisions of the Oil Pollution Act.

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

     Under FERC's current regulatory regime, transmission services must be provided on an open-access, non- discriminatory basis at cost-based rates. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. In offshore Federal waters, gathering is regulated by FERC under the Outer Continental Shelf Lands Act. The Outer Continental Shelf Lands Act requires open access and non-discriminatory rates, but does not provide for cost-based rates. Although its policy is still in flux, FERC has recently reclassified jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting gas to point-of-sale locations.

RISK FACTORS AFFECTING OUR BUSINESS


OUR BUSINESS AND OPERATIONS COULD BE ADVERSELY AFFECTED BY RECENT TERRORIST ACTIVITIES AND THE POTENTIAL FOR MILITARY AND OTHER ACTIONS.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope, and the United States and others instituted military action in response. These conditions caused instability in world financial markets and may generate global economic instability. The continued threat of terrorism and the impact of military and other actions will likely lead to increased volatility in prices for natural gas and oil and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating in the United States, particularly those engaged in sectors essential to our economic prosperity, such as natural resources. In this regard, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risk and, depending on their ultimate magnitude, could have a material adverse affect on our business.

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

For the quarter ended December 31, 2001, we were required under SEC accounting rules to take a non-cash charge to impair or reduce the carrying value of our oil and gas properties by $6.2 million ($4.0 million net of tax). The charge was primarily a result of low natural gas prices. We may be required to take additional write downs in future periods should prices decline to unfavorable levels or if we have unsuccessful drilling results.

WE MAY NOT BE ABLE TO MEET OUR SUBSTANTIAL CAPITAL REQUIREMENTS.

     Our business is capital intensive. To maintain or increase our base of proved oil and gas reserves, we must invest a significant amount of cash flow from operations in property acquisitions, development and exploration activities. We are currently making and will continue to make substantial capital expenditures to find, develop, acquire and produce natural gas and oil reserves. Our capital expenditure budget for exploration, development and leasehold acquisitions for 2003 is estimated at approximately $286 million. This budget excludes potential property acquisitions. We believe that we will have sufficient cash provided by operating activities and available borrowing capacity under our bank credit facility to fund planned capital expenditures in 2003. If our revenues or borrowing base under the bank credit facility decrease as a result of lower natural gas and oil prices, operating difficulties or declines in reserves, we may not be able to expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings. Without continued employment of capital, our oil and gas reserves will decline. We may not be able to obtain debt or equity financing, and cash generated by operations or available under our revolving bank credit facility may not be sufficient to meet our capital requirements.

THE AMOUNT OF OUR OUTSTANDING INDEBTEDNESS MAY RESTRICT OUR FINANCIAL
FLEXIBILITY.

     Our outstanding indebtedness at December 31, 2002 was $252 million, and as of February 20, 2003 was $247 million. Our level of indebtedness affects our operations in a number of ways. Our revolving bank credit facility and the indenture governing our senior subordinated notes contain covenants that require a substantial portion of our cash flow from operations to be dedicated to the payment of interest on our indebtedness. During 2002, we made aggregate cash interest payments of $14.9 million. Funds dedicated to debt service payment will not be available for other purposes. Further, other covenants in these agreements require us to meet the financial tests specified in these agreements and establish other restrictions that limit our ability to borrow additional funds or dispose of assets. They may also affect our flexibility in planning for, and reacting to, changes in business conditions. Moreover, future acquisition and development activities may require us to significantly alter our capitalization structure, which may alter our indebtedness. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. Our future performance may be adversely affected by these economic, financial and business conditions.

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

OPERATING HAZARDS AND UNINSURED RISKS.

     In our operations we may experience hazards and risks inherent in drilling for, producing and transporting of natural gas and oil. These hazards and risks may result in loss of hydrocarbons, environmental pollution, personal injury claims, and other damage to our properties and third parties and include:

     o    fires;

     o    natural disasters;

     o    explosions;

     o    encountering formations with abnormal pressures;

     o    blowouts;

     o    cratering;

     o    pipeline ruptures; and

     o    spills.

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

OUR ACQUISITION AND INVESTMENT ACTIVITIES MAY NOT BE SUCCESSFUL.

     The successful acquisition of producing properties requires assessment of reserves, future commodity prices, operating costs, potential environmental and other liabilities. These assessments may not be accurate. We review the properties we intend to acquire in a fashion that we believe is generally consistent with industry practice. This review will not, however, reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We may not always perform inspections on every property or well, and structural or environmental problems may not be observable even when an inspection is undertaken. Accordingly, we may suffer the loss of one or more acquired properties due to title deficiencies or may be required to make significant expenditures to cure environmental contamination with respect to acquired properties. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities and we typically acquire structures on a property on an "as is" basis.

OUR HEDGING ACTIVITIES COULD RESULT IN FINANCIAL LOSSES OR COULD REDUCE OUR INCOME.

     To achieve a more predicable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently and may in the future, enter into hedging arrangements for a portion of our natural gas and oil production. Typically, the hedging instruments we use are fixed price swaps, no-cost collars and options. While using these types of hedging instruments limits the downside risk of adverse price movements, a number of risks exist, including instances in which the benefit to revenues is limited when natural gas prices increase. In addition, there is the risk that our actual production is less than expected and that the counter party to the hedging contract defaults on its contractual obligations.

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

CONCENTRATION OF CREDIT RISKS.

     Substantially all of our accounts receivable result from natural gas and oil sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, we have not experienced credit losses on our receivables; however, recent market conditions resulting in downgrades to credit ratings of energy merchants have affected the liquidity of several of our purchasers. During the third quarter of 2002, we discontinued selling our natural gas and oil to several energy merchants that received downgrades to their credit ratings. We are continuing to sell gas to companies that have posted letters of credit to secure their performance under the purchase contracts. We have not experienced credit loss from any of these purchasers. Based on the current demand for natural gas and oil, we do not expect that termination of sales to any individual purchaser would have a material adverse effect on our ability to sell our production at market prices.

     Further, our natural gas futures and swap contracts also expose us to credit risk in the event of nonperformance by counterparties. Generally, these contracts are with major investment grade financial institutions and historically we have not experienced material credit losses. We believe that our credit risk related to the natural gas futures and swap contracts is no greater than the risk associated with the primary contracts and that the elimination of price risk reduces volatility in our reported results of operations, financial position and cash flows from period to period and lowers our overall business risk; but, as a result of our hedging activities we may be exposed to greater credit risk in the future.

POTENTIAL CONFLICTS OF INTEREST WITH OUR MAJORITY STOCKHOLDER.

     A variety of conflicts of interest between KeySpan and our public stockholders may arise as a result of KeySpan's controlling interest in the company. As of the date of this report, KeySpan owns approximately 66% of our common stock. KeySpan is in a position to control:

     o    the election of the entire Board of Directors;

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

     As KeySpan has announced in the past, they do not consider the businesses contained in their energy investments segment, including their investment in Houston Exploration, a part of their core asset group. KeySpan has stated in the past that they may sell or otherwise dispose of all or a portion of their non-core assets, including all or a portion of their common stock ownership in our company but cannot predict when, or if, any such sale or disposition may take place.


     The Chairman of our Board of Directors, Robert B. Catell, is also the Chairman of the Board of Directors and Chief Executive Officer of KeySpan. In addition to Mr. Catell, four of our nine other directors are currently or were previously affiliated with KeySpan: Gerald Luterman is Executive Vice President and Chief Financial Officer of KeySpan; H. Neil Nichols is Senior Vice President of Corporate Development and Asset Management of KeySpan; Robert J. Fani is President of KeySpan Energy Services and Supply; and James Q. Riordan, Chairman of our Audit Committee, retired from KeySpan's Board in May 2002.

INVESTORS WILL HAVE VERY LIMITED ABILITY TO RECOVER AGAINST OUR FORMER AUDITORS WITH RESPECT TO OUR FINANCIAL STATEMENTS.

     Our consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998 were audited by the independent public accountants Arthur Andersen LLP, as indicated in their report with respect thereto. The firm Arthur Andersen was convicted of obstruction of justice relating to a federal investigation of Enron Corporation, has ceased operations and has lost the services of the material personnel responsible for our audit. As a result, it is not possible to obtain Arthur Andersen's consent to the incorporation by reference of their report in future filings with the SEC under the Securities Act of 1933. Because Arthur Andersen will not be deemed to have consented to the incorporation by reference of their report in such filings, investors will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein.

OUR SUCCESS DEPENDS ON OUR CHIEF EXECUTIVE OFFICER AND OTHER KEY EMPLOYEES

    We depend to a large extent on the efforts and continued employment of our President and Chief Executive Officer, William G. Hargett, and other key employees. If Mr. Hargett or these other key employees resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

EMPLOYEES

     As of December 31, 2002, we had 145 full time employees, 101 of whom are located at our headquarters in Houston, Texas and the remainder of whom are located in our South Texas, Arkansas, West Virginia and East Texas field offices. None of our employees are represented by a labor union. We employ the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design and well-site surveillance, permitting and environmental assessment. At our direction, independent contractors usually perform field and on-site production operation services, including pumping, maintenance, dispatching, inspection and testing.

OFFICES

     We currently lease approximately 69,000 square feet of office space in Houston, Texas at 1100 Louisiana Street, where our principal offices are located. In addition, we maintain field operations offices in South Texas, Arkansas, West Virginia and East Texas.

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings pursuant to Section 13 (a) or 15 (d) of the Exchange Act are available free of charge on our internet website at http://www.houstonexploration.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     On August 18, 2002, a complaint styled Victor Ramirez, Santiago Ramirez, Jr., Oswaldo H. Ramirez and Javier Ramirez as Co-Trustees of the Ramirez Mineral Trust v. The Houston Exploration Company, cause number 5,207, was filed in the district court of the 49th Judicial District in Zapata County, Texas. The complaint alleges that we trespassed by drilling the No. 7 RMT well to a depth in excess of our lease rights and commingled production by producing from the excess depth. The plaintiffs claim damages for trespass and conversion in excess of $6 million and further seek to recover exemplary damages in excess of $18 million. We are currently unable to predict the outcome of the claim.

     With the exception of the matter described above, we are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business that management believes will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2002.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "THX." The following table sets forth the range of high and low sales prices for each calendar quarterly period from January 1, 2000 through December 31, 2002 as reported on the New York Stock Exchange:

YEAR ENDED DECEMBER 31, 2002                      HIGH               LOW
----------------------------                     ------             ------
First Quarter...............................     $33.65             $27.32
Second Quarter..............................     $31.85             $28.40
Third Quarter...............................     $31.45             $23.80
Fourth Quarter..............................     $34.00             $28.21

YEAR ENDED DECEMBER 31, 2001                      HIGH               LOW
----------------------------                     ------             ------
First Quarter...............................     $39.21             $27.45
Second Quarter..............................     $38.00             $24.90
Third Quarter...............................     $34.26             $22.20
Fourth Quarter..............................     $35.00             $23.10

     As of February 20, 2003, 30,961,418 shares of common stock were outstanding and we had approximately 40 stockholders of record and approximately 3,500 beneficial owners.

DIVIDENDS

     We have never paid any cash dividends and do not anticipate declaring any dividends in the foreseeable future. We plan to retain our cash for the operation and expansion of our business, including exploration, development and acquisition activities. Moreover, our bank credit facility and the indenture governing our 8 5/8% Senior Subordinated Notes due 2008 contain restrictions on the payment of dividends to holders of common stock. Accordingly, were our dividend policy to change in the future, our ability to pay dividends would be subject to these restrictions and our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. Please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EQUITY COMPENSATION PLAN TABLE PURSUANT TO RULE 102 (b)
       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                      NUMBER OF SECURITIES
                                      TO BE ISSUED UPON         WEIGHTED AVERAGED        NUMBER OF SECURITIES
                                      EXERCISE OF               EXERCISE PRICE OF        REMAINING AVAILABLE
PLAN CATEGORY                         OUTSTANDING OPTIONS       OUTSTANDING OPTIONS      FOR FUTURE ISSUANCE
-------------                         --------------------      --------------------     ---------------------
Equity compensation plans approved
by shareholders(1)                               1,708,142      $              27.63                   906,379

Equity compensation plans not
approved by shareholders(2)                        720,191                     27.19                       566
                                      --------------------      --------------------     ---------------------
Total                                            2,428,333      $              27.50                   906,945
                                      ====================      ====================     =====================

-------------
(1) Comprised of our 1996 Stock Option Plan and our 2002 Incentive Stock Plan.

(2) Comprised of our 1999 Non-Qualified Stock Plan and 6,667 shares of restricted stock remaining and granted to our Chief Executive Officer pursuant to the terms of his employment contract dated April 4, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following table shows selected financial data derived from our consolidated financial statements for each of the five years in the period ended December 31, 2002. You should read these financial data in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes.

                                                                                     YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------------------------
                                                                  2002            2001          2000           1999         1998
                                                               ---------       ---------     ---------      ---------    ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
REVENUES:
  Natural gas and oil revenues(1)......................        $ 344,295       $ 387,156     $ 277,487      $ 157,137    $ 134,003
  Other ...............................................            1,086           1,353         1,738          1,147        1,123
                                                               ---------       ---------     ---------      ---------    ---------
        Total revenues(1)..............................          345,381         388,509       279,225        158,284      135,126
EXPENSES:
  Lease operating expense .............................           33,976          25,291        23,553         18,406       16,199
  Severance tax(2) ....................................            9,487          11,035         9,757          5,444        4,967
  Transportation expense(1) ...........................            9,317           7,652         6,892          6,557        6,879
  Depreciation, depletion and amortization ............          171,610         128,736        89,239         74,051       79,838
  Writedown in carrying value .........................               --           6,170            --             --      130,000
  General and administrative, net .....................           13,077          17,110         8,928          4,150        6,086
                                                               ---------       ---------     ---------      ---------    ---------
        Total operating expenses ......................          237,467         195,994       138,369        108,608      243,969
Income (loss) from operations .........................          107,914         192,515       140,856         49,676     (108,843)
Other (income) expense(3) .............................           (9,070)            119         1,752             --           --
Interest expense, net .................................            7,398           2,992        11,361         13,307        4,597
                                                               ---------       ---------     ---------      ---------    ---------
Income (loss) before income taxes .....................          109,586         189,404       127,743         36,369     (113,440)
Income tax provision (benefit) ........................           39,092          66,803        42,485         11,748      (40,754)
                                                               ---------       ---------     ---------      ---------    ---------
NET INCOME (LOSS) .....................................        $  70,494       $ 122,601     $  85,258      $  24,621    $ (72,686)
                                                               =========       =========     =========      =========    =========


Net income (loss) per share ...........................        $    2.31       $    4.06     $    3.06      $    1.03    $   (3.05)
                                                               =========       =========     =========      =========    =========
Net income (loss) per share--diluted ..................        $    2.28       $    4.00     $    3.02      $    0.95    $   (3.05)
                                                               =========       =========     =========      =========    =========

Weighted average shares ...............................           30,569          30,228        27,860         23,906       23,768
Weighted average shares--diluted ......................           30,878          30,645        28,213         28,310       23,768
Ratio of earnings to fixed charges(4) .................              7.6x           12.8x          5.5x           2.0x         N/M


CASH FLOW DATA:
Net cash flows from operating activities
    before adjustments for working capital ............        $ 282,049       $ 325,214     $ 217,800      $ 111,381    $  97,438
Net cash provided by operating activities .............          243,869         358,032       200,791        110,072      102,378
Net cash used in investing activities .................          252,125         368,277       184,512        147,654      302,685
Net cash provided (used) in financing activities ......           17,668           9,189       (22,106)        48,439      200,207

                                                                              AT DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                    2002             2001            2000             1999             1998
                                                -----------      -----------     -----------      -----------      -----------
BALANCE SHEET DATA:
Working capital (deficit) ..............        $    (1,702)     $    34,314     $    19,746      $    19,746      $   (71,219)
Property, plant and equipment, net .....          1,022,414          938,761         705,390          610,116          536,582
Total assets ...........................          1,138,816        1,059,092         837,384          678,483          569,452
Long-term debt and notes ...............            252,000          244,000         245,000          281,000          313,000
Stockholders' equity ...................            592,789          565,881         396,742          217,590          192,530

----------

(1) For all periods presented, we applied Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Pursuant to our application of EITF No. 00-10, transportation expenses previously reflected as a reduction to natural gas and oil revenues were added back to revenues and reflected as a separate component of operating expense. The application of EITF No. 00-10 has no effect on income from operations or net income. See Note 11 - Restatement and Reclassification - The Application of EITF No. 00-10 - Transportation Expense.

(2) Severance tax expense for 2002 is reported net of a reduction of $1.3 million for expense incurred and recorded in 2002 pursuant to the receipt of a "high-cost/tight sand" designation for a portion of our South Texas production. See Note 9 - Commitments and Contingencies - Severance Tax Refund.

(3) For 2002, other income of $9.1 million represents a refund of prior period severance tax expense recorded pursuant to the receipt of a "high cost/tight sand" designation for a portion of our South Texas production. For 2001 and 2000, other expense of $0.2 million and $1.8 million, respectively, represents nonrecurring expenses incurred in connection with a strategic review of alternatives for Houston Exploration and KeySpan's investment in our company, including the possible sale of all or a portion of Houston Exploration. Please see Note 6 - Related Party Transactions.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before tax plus fixed charges, adjusted to exclude capitalized interest. Fixed charges consist of interest expense, whether expensed or capitalized, and an imputed or estimated interest component of rent expense (See Exhibit 12.1 for calculation). For the year ended December 31, 1998, ratio of earnings to fixed charges was less than one-to-one coverage due to a deficiency of $123.2 million caused by a writedown of the carrying value of our natural gas and oil properties of $130 million ($84.5 million after taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As discussed in Notes to the Consolidated Financial Statements - Note 11 - Restatement and Reclassifications, the accompanying 2001 consolidated financial statements have been restated. The restatements have no effect on income from operations or net income. The following Management's Discussion and Analysis of Financial Condition and Results of Operations reflects this restatement.

GENERAL

    We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. Our operations are primarily focused in South Texas, offshore in the Gulf of Mexico and in the Arkoma Basin of Oklahoma and Arkansas.

    At December 31, 2002, our net proved reserves were 650 billion cubic feet equivalent or Bcfe, with a present value, discounted at 10% per annum, of cash flows before income taxes of $1.3 billion. Our reserves are fully engineered on an annual basis by independent petroleum engineers. Our focus is natural gas. Approximately 94% of our net proved reserves at December 31, 2002 were natural gas, approximately 69% of which were classified as proved developed. We operate approximately 85% of our properties.

     During the year ended December 31, 2002 we drilled a total of 97 wells of which 84 were successful reflecting a success rate of 86%. We produced a total of 103 billion cubic feet equivalent, or Bcfe, and increased our average daily production during the year by 14% to 281 million cubic feet equivalent, or MMcfe, per day. We replaced 141% of our production by adding 145 Bcfe in net proved reserves. We generated $282 million in cash flows from operations before adjustments for changes in current assets and liabilities and invested a net $253 million in natural gas and oil properties, including $65 million for producing properties acquired in South Texas and the Gulf of Mexico.

    We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 34% of our shares to the public with KeySpan retaining the balance. As of December 31, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

    Revenue Recognition and Gas Imbalances. We use the entitlements method of accounting for the recognition of natural gas and oil revenues. Under this method of accounting, income is recorded based on our net revenue interest in production or nominated deliveries. We incur production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over-and under deliveries or by cash settlement, as required by applicable contracts.

    Hedging Activities. On January 1, 2001, we adopted Statementsof Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." Our hedges are cash flow hedges and qualify for hedge accounting under SFAS No. 133 and, accordingly, we carry the fair market value of our derivative instruments on the balance sheet as either an asset or liability and defer unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the income statement as a component of natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to other income or expense.

    Full Cost Accounting. We use the full cost method to account for our natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool." Capitalized costs include costs of all unproved properties, internal costs directly related to our natural gas and oil activities and capitalized interest. We amortize these costs using a unit-of-production method. We compute the provision for depreciation, depletion and amortization quarterly by multiplying production for the quarter by a depletion rate. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Our total unamortized cost base is the sum of (i) our full cost pool; less (ii) our unevaluated properties and their related costs which are excluded from the amortization base until we have made a determination as to the existence of proved reserves; plus (iii) estimates for future development costs as well as future abandonment and dismantlement costs. We review our unevaluated properties at the end of each quarter to determine if the costs incurred should be reclassified to the full cost pool and thereby subject to amortization. Sales of natural gas and oil properties are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

    The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held constant over the life of the reserves. We use derivative financial instruments that qualify for hedge accounting under SFAS No. 133 to hedge against the volatility of natural gas prices, and in accordance with current Securities and Exchange Commission guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. In calculating our ceiling test at December 31, 2002, we estimated that we had a full cost ceiling "cushion", whereby the carrying value of our full cost pool was less than the ceiling limitation. No writedown is required when a cushion exists. Natural gas prices continue to be volatile and the risk that we will be required to write down our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

    Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full cost ceiling limitation.

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

     Accounting for Stock Option Expense. For the years ended December 31, 2002, 2001 and 2000, we accounted for stock options using the intrinsic value method prescribed under Accounting Principles Board Opinion 25 and accordingly, we did not recognize compensation expense for stock options. On January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 proposes three alternatives transition methods for adopting the fair value method under SFAS No. 123:

     o Prospective Method - recognize fair value expense for all awards granted in the year of adoption but not previous awards;

     o Modified Prospective Method - recognize fair value expense for the unvested portion of all stock options granted, modified, or settled since 1994 (i.e., the unvested portion of the prior awards or those granted in the year of adoption must be recorded using the fair value method); and

     o Retroactive Restatement Method - similar to the Modified Prospective Method except that all prior periods are restated.

We adopted SFAS No. 123 using the Prospective Method and as a result will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003. We do not expect the adoption of the provisions of SFAS No. 123 to have a material impact on our financial position, results of operations or cash flows.


NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 takes effect January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

     We have completed our assessment of SFAS No. 143. At December 31, 2002, we estimate that the present value of our future Asset Retirement Obligation ("ARO") for natural gas and oil property and related equipment is approximately $57 million. We estimate that the cumulative effect of our adoption of SFAS No. 143 and the change in the accounting principle will be a charge to net income during the first quarter of 2003 of $4.3 million, $2.8 million net of taxes.

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

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December 2002 and the transition guidance and annual disclosure provisions are effective for us for the year ended December 31, 2002. SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. We adopted SFAS No. 148 for 2002 and on January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis and as a result, we will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003.


ACQUISITIONS

     KeySpan Joint Venture Assets. On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726, as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks including the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving credit facility. Subsequent purchase price adjustments totaled $1.2 million. Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

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

     Burlington Acquisition. On May 30, 2002, we completed the purchase of natural gas and oil producing properties, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb and Jim Hogg Counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville and South Laredo Fields. The properties purchased represent interests in approximately 123 producing wells and total proved reserves of 37 Bcfe as of January 1, 2002, the effective date of the transaction. The North East Thompsonville Field has 10 wells producing from the Wilcox formation, all of which we operate. This field represents approximately 70% of the proved reserves and 75% of the current production associated with the acquisition. The South Laredo Field, located in Webb County and in the Lobo Trend, contains 113 wells, all operated by a third party. The $39.5 million purchase price, which is net of a purchase price adjustment of $3.9 million and proceeds of $5.0 million from the subsequent sale of a portion of the assets acquired, was financed by borrowings under our revolving bank credit facility.

     Conoco Acquisition. On December 31, 2001, we completed the purchase from Conoco Inc. of natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in the Webb and Zapata Counties of South Texas. The $69 million cash purchase price was financed by borrowings under our revolving bank credit facility. The properties purchased cover approximately 25,274 gross (16,885 net) acres located in the Alexander, Haynes, Hubbard and South Trevino Fields, which are in close proximity to our existing operations in the Charco Field, and represent interests in approximately 159 producing wells. We operate approximately 95% of the producing wells we acquired. Our average working interest is 87%. Total proved reserves associated with the interests acquired were 85 Bcfe, as of the October 1, 2001, the effective date of the transaction.

OTHER RECENT DEVELOPMENTS

    Joint Offshore Exploration Program. Effective September 1, 2002, we entered into a joint offshore exploration agreement with El Paso Production Oil & Gas USA, L.P., a subsidiary of El Paso Corporation. Under the terms of the agreement, El Paso contributed approximately $50 million for land, seismic and drilling costs in exchange for 50% of our working interest in six specified prospects that we developed. El Paso pays 100% of the drilling costs to casing point or 100% of the "dry hole costs", except for the High Island 115 prospect for which we have an obligation of $5 million for dry hole costs. El Paso is the operator of four of the wells and we are operator of the remaining two. Under the terms of the agreement, El Paso has the option to extend the exploration agreement beyond the initial six well program. The option expires in August 2003. As of the date of this report, four wells in the program have been drilled. Two resulted in discoveries and have been successfully completed and placed on-line. One well has been completed and is currently testing and the fourth well has been temporarily abandoned and is being evaluated for further completion. The fifth well in the program, High Island 115, currently drilling to a target depth of 21,000 feet. The sixth well in the program is currently planned for the second quarter of 2003. El Paso will operate this well and if they elect not to drill the final well, all interests in the prospect will revert back to us.

    Severance Tax Refund. During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. We currently estimate that the total refund, for 2002 and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. During the fourth quarter of 2002, we recorded refunds totaling $10.4 million ($6.8 million net of tax) of which $1.3 million relates to refund of 2002 severance tax expense and $9.1 related to refunds of prior period expense.

RESULTS OF OPERATIONS

     The following table sets forth our historical natural gas and oil production data during the periods indicated:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                             2002               2001               2000
                                                                         -----------        -----------        -----------
PRODUCTION:
Natural gas (MMcf) ..............................................             97,368             87,095             77,861
Oil (MBbls) .....................................................                859                459                311
Total (MMcfe) ...................................................            102,522             89,849             79,727
Average daily production (MMcfe/day) ............................                281                246                218
AVERAGE SALES PRICES:
Natural gas (per Mcf) realized(1) ...............................        $      3.32        $      4.32        $      3.46
Natural Gas (per Mcf) unhedged ..................................               3.16               4.18               4.05
Oil (per Bbl) ...................................................              23.99              22.83              27.22

OPERATING EXPENSES (PER MCFE):
Lease operating expense .........................................        $      0.33        $      0.28        $      0.30
Severance tax ...................................................               0.09               0.12               0.12
Transportation expense ..........................................               0.09               0.09               0.09
Depreciation, depletion and amortization ........................               1.67               1.43               1.12
Writedown in carrying value of natural gas and oil properties ...                 --               0.07                 --
General and administrative, net .................................               0.13               0.19               0.11

----------

         (1)  Average realized prices include the effect of hedges.

RECENT FINANCIAL AND OPERATING RESULTS

Comparison of Years Ended December 31, 2002 and 2001

     Production. Our production increased 14% from 89,849 million cubic feet equivalent, or MMcfe, for the year ended December 31, 2001 to 102,522 MMcfe for the year ended December 31, 2002. The increase in production was primarily attributable to production added from properties acquired in South Texas since December 31, 2001 together with newly developed production generated from our subsequent development and workover programs initiated on these acquired properties during 2002. During 2002, we successfully drilled and completed a total of 84 new wells, consisting of 75 onshore wells and 9 offshore wells. Of the 75 wells drilled onshore, 54 were drilled in South Texas, of which 27 were drilled on our newly acquired acreage with the balance being drilled in our Charco Field.

     Onshore, our daily production rates increased 32% from an average of 117 MMcfe/day during 2001 to an average of 155 MMcfe/day during 2002. Properties acquired from Conoco Inc. on December 31, 2001 accounted for 33 MMcfe/day of the increase for 2002 and properties acquired from Burlington Resources on May 30, 2002 accounted for 7 MMcfe/day of the increase for 2002. Production from our Charco Field in South Texas averaged 83 MMcfe/day during the current year and remained unchanged from 2001 rates. Production from all other onshore areas (Arkoma, East Texas, West Virginia and South Louisiana) decreased 2 MMcfe/day or approximately 6% from an average of 34 MMcfe/day during 2001 to 32 MMcfe/day during 2002 primarily a result of a decrease in production in South Louisiana due principally to natural reservoir decline.

     Offshore, our production decreased 2% from an average of 129 MMcfe/day during 2001 to an average of 126 MMcfe/day during 2002. During January 2002, we initiated production from our newly completed facilities at Vermilion 408. We added new facilities and a series of new wells throughout 2002 at East Cameron 81, 82 and 83. During September and October 2002 we evacuated and shut-in offshore platforms and facilities due to Tropical Storms Faye and Isidore and Hurricane Lili. We estimate that we shut-in approximately 750 MMcfe or 2 MMcfe/day on an annualized basis. In October 2002, we acquired from KeySpan incremental working interests in 17 offshore wells that were initially developed under a joint exploration agreement with KeySpan (see Note 6 - Related Party Transactions - KeySpan Joint

Venture) from 1999 through 2002. Overall, for the year 2002, increments in production growth resulting from our acquisition and our new exploration and development projects was offset by natural production declines in existing properties.

     Natural Gas and Oil Revenues. Natural gas and oil revenues decreased 11% from $387.2 million for year ended December 31, 2001 to $344.3 million for the year ended 2002 as a result of a 24% decrease in average realized natural gas prices, from $4.32 per Mcf during 2001 to $3.32 per Mcf in 2002, offset in part by a 14% increase in production for the same period.

     Natural Gas Prices. As a result of hedging activities, we realized an average gas price of $3.32 per Mcf for the year ended 2002, which was 105% of the average unhedged natural gas price of $3.16 that we otherwise would have received, resulting in natural gas and oil revenues for 2002 that were $16.4 million higher than the revenues we would have achieved if hedges had not been in place during the year. For the corresponding period during 2001, we realized an average gas price of $4.32 per Mcf, which was 103% of the average unhedged natural gas price of $4.18 that otherwise would have been received, resulting in natural gas and oil revenues that were $12.9 million higher than the revenues we would have achieved if hedges had not been in place during the period.

     Lease Operating Expense. Lease operating expenses increased 34% from $25.3 million in 2001 to $34.0 million in 2002. On an Mcfe basis, lease operating expenses increased 18% from $0.28 per Mcfe during 2001 to $0.33 per Mcfe during 2002. The increase in both lease operating expenses and lease operating expenses per unit is attributable to the continued expansion of our operations onshore and offshore combined with an increase in expenses during 2002. Onshore operations expanded with the acquisition of approximately 304 new producing wells in South Texas from the December 31, 2001 acquisition from Conoco Inc. and the May 30, 2002 acquisition from Burlington Resources. Excluding the incremental expenses relating to newly acquired properties, the increase in our onshore lease operating expenses is due primarily to increased ad valorem taxes and increased compression expenses. Ad valorem taxes increased as a result of the high natural gas prices experienced in 2001. Compression expenses increased during the second half of 2002 as we implemented a project in the Charco Field to boost production by adding compressors to streamline and lower gathering system pressure. Offshore, our lease operating expenses increased due to the addition of production facilities at Vermilion 408 and East Cameron 81, new processing fees attributable to oil production at Vermilion 408 where we have chosen to have a third party process our oil rather than constructing our own oil facilities, the implementation of compression projects to enhance production capabilities at several of our existing facilities and finally, an increase in well control insurance premiums during the current year.

     Severance Tax. Severance tax, which is a function of volume and revenues generated from onshore production, decreased 14% from $11.0 million during 2001 to $9.5 million during 2002. On an Mcfe basis, severance tax decreased from $0.12 per Mcfe during 2001 to $0.09 per Mcfe during 2002. The decrease in severance tax expense is primarily due to $1.3 million recorded during the fourth quarter of 2002 related to refunds of expense incurred during the current year. In July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production (see Note 9 - Commitments and Contingencies - Severance Tax Refund). In addition to the $1.3 million recorded as a reduction to current year severance tax expense, we recorded as "other non-operating income" $9.1 million for refunds relating to prior periods. Excluding the effect for the $1.3 million, severance tax would have been $10.8 million and $0.11 per Mcfe during 2002 compared to $11.0 million and $0.12 per Mcfe for 2001. Expense is comparable because wellhead prices were 25% lower during 2002 as compared to wellhead prices received during 2001; however, our onshore production increased by 32% during 2002 which accounts for the decrease in the adjusted severance tax on a per unit basis.

     Transportation Expense. We applied Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs" for all periods presented. Pursuant to our application of EITF No. 00-10, transportation expenses previously reflected as a reduction of natural gas and oil revenues were added back to the related revenues and reclassified as a separate component of operating expense. For the year ended December 31, 2001, natural gas and oil revenues, total revenues, transportation expense and total operating expenses were restated. The application of EITF No. 00-10 had no effect on operating income or net income. See Note 11 - Restatement and Reclassification Made to Consolidated Statements of Operations for Transportation Expense.

     Transportation expense for 2002 increased 21% from $7.7 million and $0.09 per Mcfe during 2001 to $9.3 million and $0.09 per Mcfe during 2002. The increase in expense is due primarily to the 32% increase in our onshore production volume during 2002 as compared to 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 33% from $128.7 million during 2001 to $171.6 million for the year of 2002. Depreciation, depletion and amortization expense per Mcfe increased 17% from $1.43 during 2001 to $1.67 during 2002. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. Our depletion rate has increased during 2002 as we completed the evaluation of several properties that were classified as unproved at December 31, 2001. As evaluation is completed, the costs associated with these properties were reclassified into our amortization base. The higher depletion rate is a result of a combination of adding costs to the full cost pool with fewer new reserves being added from exploration and developmental drilling together with an overall increase in our finding and development costs. We believe that higher finding costs are being experienced across the industry, particularly for companies our size whose primary area of exploration is the Outer Continental Shelf or the shallow waters of the Gulf of Mexico. Because the Outer Continental Shelf is a mature producing area, it is becoming increasingly more difficult to find and develop new reserves at historical costs.

     General and Administrative Expenses, Net of Capitalized General and Administrative Expenses and Overhead Reimbursements. General and administrative expenses, net of overhead reimbursements received from other working interest owners of $1.2 million and $1.8 million during 2001 and 2002, respectively, and capitalized general and administrative expenses directly related to oil and gas exploration and development activities of $12.8 million and $13.2 million, respectively, for 2001 and 2002, decreased 23% from $17.1 million during 2001 to $13.1 million during 2002. Aggregate general and administrative expenses decreased 10% from $31.2 million during 2001 to $28.1 million during 2002. Included in aggregate and net administrative expenses during 2001 were payments totaling $5.2 million made in connection with the termination of former executive officers' employment contracts.

     Excluding the one-time charges during 2001 for the termination of employment contracts, aggregate general and administrative expenses would have been $26.0 million in 2001 compared to $28.1 million for 2002, an 8% increase for the current year. The increase in expenses for 2002 is due to the overall expansion of our business, our workforce and our office space. Payroll and employee benefits, rent and utilities and legal, accounting and consulting expenses have all increased during 2002. Excluding the effect of the one-time charges during 2001, net general and administrative expenses reflects a corresponding increase of 10% from $11.9 million during 2001 to $13.1 million during 2002. The increase in overhead reimbursements during 2002 is due to an increase in the number of producing properties that we operate that have third party working interests. Capitalized general and administrative expenses increased slightly by 3% during 2002 as compared to 2001 as we capitalized approximately the same percentage of general and administrative expenses during both 2001 and 2002.

     On an Mcfe basis, net general and administrative expenses decreased 32% from $0.19 per Mcfe during 2001 to $0.13 per Mcfe during 2002. Excluding the effect of the one-time charges taken in year of 2001 for the termination of employment contracts totaling $5.2 million, net general and administrative expenses on a per Mcfe basis would have remained unchanged at approximately $0.13 per Mcfe for both 2001 and 2002 with an increase in expense offset by an increase in production.

     Other Income and Expense. For the year ended 2002, we recorded other income of $9.1 million relating to refund of severance tax paid in prior periods and recorded pursuant to our receipt of a "high-cost/tight sand" designation for a portion of our South Texas production (see Note 9 - Commitments and Contingencies - Severance Tax Refund). During the year of 2001, we incurred an additional $0.1 million in expenses relating to a strategic review initiated in the fourth quarter of 1999 and completed in the first quarter of 2000. In September 1999, together with KeySpan, our majority stockholder, we had announced our intention to review strategic alternatives for our company and KeySpan's investment in our company. Consideration was given to a full range of strategic transactions including the possible sale of all or a portion of our assets. On February 25, 2000, we announced, together with KeySpan, that the review of strategic alternatives for Houston Exploration had been completed.

     Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, increased 147% from $3.0 million during 2001 to $7.4 million for 2002. Aggregate interest expense increased by 3% from $15.0 during 2001 to $15.4 million during 2002. The increase in aggregate interest is due to a decrease in interest rates from an average borrowing rate of 7.43% during 2001 to an average borrowing rate of 5.38% during 2002 offset by an increase in our average borrowings from $190.9 million during 2001 to an average of $263.6 million for 2002. Capitalized interest decreased 33% from $12.0 million for 2001 to $8.0 million for 2002 and corresponds to the decrease in aggregate interest expense combined with a decrease in exploratory drilling during 2002. Our capitalized interest is a function of exploratory drilling and unevaluated properties, both of which were at lower levels during 2002.

     Income Tax Provision. The provision for income taxes decreased 41% from $66.8 million for 2001 to $39.1 million for 2002 due to the 42% decrease in pre-tax income during 2002 from $189.4 million during 2001 to $109.6 million during

2002 as a result of the combination of a decrease in natural gas revenues and increases in both operating expenses and net interest expense.

     Operating Income and Net Income. Operating income decreased 44% from $192.5 million during 2001 to $107.9 million during 2002 as a result of a decrease in revenues caused by a 23% decrease in realized natural gas prices offset only in part by the 14% increase in production combined with a 21% increase in operating expenses. Corresponding to the decrease in operating income, net income decreased 42% from $122.6 million during 2001 to $70.5 million during 2002 and includes the effects of higher interest expense and lower taxes.

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

     Onshore, our daily production rates decreased slightly by 2% from an average of 119 MMcfe/day during 2000 to an average of 117 MMcfe/day during 2001. The onshore production decrease is primarily attributable to a decline in production from our South Louisiana properties from an average of 11 MMcfe/day during 2000 to an average of 8 MMcfe/day during 2001 due primarily to natural reservoir decline. Average daily production from our Charco Field together with production from our Arkoma, East Texas and West Virginia properties remained unchanged at an average of 83 MMcfe/day and 26 MMcfe/day, respectively.

     Natural Gas and Oil Revenues. Natural gas and oil revenues increased 40% from $277.5 million for the year ended December 31, 2000 to $387.2 million for the year ended December 31, 2001 as a result of a 26% increase in average realized natural gas prices, from $3.46 per Mcf in 2000 to $4.32 per Mcf in 2001, combined with a 13% increase in production for the same period.

     Natural Gas Prices. As a result of hedging activities, we realized an average gas price of $4.32 per Mcf for the year ended December 31, 2001, which was 103% of the average unhedged natural gas price of $4.18 that we otherwise would have been received, resulting in natural gas and oil revenues for the year ended December 31, 2001 that were $12.9 million higher than the revenues we would have achieved if hedges had not been in place during the period. For the corresponding period during 2000, we realized an average gas price of $3.46 per Mcf, which was 85% of the average unhedged natural gas price of $4.05 that otherwise would have been received, resulting in natural gas and oil revenues that were $46.3 million lower than the revenues we would have achieved if hedges had not been in place during the period.

     Lease Operating Expenses and Severance Tax. Lease operating expenses increased 7% from $23.6 million for the year ended December 31, 2000 to $25.3 million for the year ended December 31, 2001. On an Mcfe basis, lease operating expenses decreased from $0.30 per Mcfe during 2000 to $0.28 per Mcfe during 2001. The increase in lease operating expenses for 2001 is attributable to the continued expansion of our operations, primarily from the addition of four new offshore producing blocks during 2001 combined with a full year of operations from another four blocks brought on-line during the second half of 2000. We saw service costs increase during the first half 2001 and stabilize during the later half of the year which corresponded directly with the weakening of commodity prices and a slowdown in drilling activity across the industry. The decrease in lease operating expenses per Mcfe reflects the 13% increase in production volume during 2001 due primarily to newly developed offshore production. Severance tax, which is a function of volume and revenues generated from onshore production, increased from $9.8 million for the year ended December 31, 2000 to $11.0 million for the year ended December 31, 2001. On an Mcfe basis, severance tax remained unchanged at $0.12 per Mcfe for each of the years ended December 31, 2000 and 2001. The increase in severance tax expense reflects higher natural gas prices received during 2001 combined with newly developed offshore production located in state waters brought on-line during the year.

     Transportation Expense. We applied Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs" for all periods presented. Pursuant to our application of EITF No. 00-10, transportation expense previously reflected as a reduction of natural gas and oil revenues were added back to the related revenues and reclassified as a separate component of operating expense. For the years ended December 31, 2001 and 2000, natural gas and oil revenues, total revenues, transportation expense and total operating expenses were restated and reclassified, respectively. The application of EITF No. 00-10 had no effect on operating income or net income. See Note 11 - Restatement and

Reclassification made to Consolidated Statements of Operations for Transportation Expense. Transportation expense increased 12% from $6.9 million and $0.09 per Mcfe in 2000 to $7.7 million and $0.09 per Mcfe during 2001. The increase in expense corresponds to the 13% increase in total production for 2001.

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

     Interest Expense, Net. Interest expense, net of capitalized interest, decreased 74% from $11.4 million for the year ended December 31, 2000 to $3.0 million for the year ended December 31, 2001. Aggregate interest expense decreased 40% from $25.1 during 2000 to $15.0 million during 2001. The decrease in aggregate interest is due to a decrease in interest rates combined with (i) the repayment of $85 million in borrowings under the revolving bank credit facility during the first nine months of 2001; and (ii) the March 31, 2000 conversion of $80 million in outstanding borrowings under a revolving credit facility with KeySpan into 5,085,177 shares of our common stock (see Note 3 -- Stockholders' Equity - KeySpan Credit Facility and Conversion). Capitalized interest decreased 12% from $13.7 million during 2000 to $12.0 million during 2001 and reflects the decrease in aggregate interest expense offset in part by a higher level of exploratory drilling during 2001 Our capitalized interest is a function of exploratory drilling and unevaluated properties. Interest rates on our total outstanding borrowings averaged 7.43% during 2001 compared to 8.07% in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     We currently fund our operations, acquisitions, capital expenditures and working capital requirements from cash flows from operations, public debt and bank borrowings. We believe cash flows from operations and borrowings under our revolving bank credit facility will be sufficient to fund our planned capital expenditures and operating expenses during 2003.

     Cash Flows. As of December 31, 2002, we had a working capital deficit of $1.7 million and $147.6 million of borrowing capacity available under our revolving bank credit facility. The working capital deficit is due to the classification as a current liability of $35.0 million relating to the current portion of the fair market value of our derivative instruments. Net cash provided by operating activities for 2002 was $243.9 million compared to $358.0 million during 2001. The decrease in net cash provided by operating activities was due to (i) a decrease in 2002 net income caused primarily by lower realized natural gas prices, offset in part by an increase in production volumes during the current year combined with (ii) a net increase in current assets and current liabilities at year end 2002 which is related to the timing of cash receipts and payments. For 2002, the increase in current assets was caused primarily by an increase in receivables at the end of 2002 due to higher gas prices and production volumes for the fourth quarter of 2002 as compared to the corresponding period of 2001. Current liabilities (excluding the fair value of derivatives which is a non-cash item) increased due to a higher level of drilling activity in the fourth quarter of 2002 as compared to the fourth quarter of 2001. For the year of 2002, funds used in investing activities consisted of $252.1 million for net cash investments in property and equipment, which compares to $368.3 million spent during 2001. Our cash position increased during 2002 as a result of net borrowings under our revolving bank credit facility of $8 million compared to repayments totaling $1 million during 2001. Cash increased by $9.7 million and $10.2 million, respectively, during 2002 and 2001 due to proceeds received from the issuance of common stock from the exercise of stock options. As a result of these activities, cash and cash equivalents increased $9.4 million from $8.6 million at December 31, 2001 to $18.0 million at December 31, 2002.

     Investments in Property and Equipment. During the year of 2002, we invested $258.4 million in natural gas and oil properties and $2.4 million for other property and equipment, which includes the expansion of our Houston office space together with upgrades to our information technology systems and equipment. The table below summarizes our natural gas and oil expenditures and our average "all-in" finding and development cost on an equivalent Mcf basis. Leasehold acquisition costs include among other things, costs incurred for seismic, capitalized interest and capitalized general and administrative costs. During 2002, 2001, 2000, 1999 and 1998, we capitalized a total of $21.1 million, $24.9 million $23.3 million, $17.4 million and $17.3 million respectively, in capitalized interest and general and administrative expenses which amounts are included in the line item "Leasehold and Lease Acquisition Costs" in the table below. During 2002 we sold non-core natural gas and oil assets for a total of $5.3 million, of which $5.0 million related to the sale of the McFarlan and Maude Traylor Fields purchased in May 2002 as part of the group of properties acquired from Burlington Resources (see Notes to Consolidated Financial Statements, Note 10 - Acquisitions - Burlington Acquisition).

                                                                                      YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                                 2002          2001            2000            1999          1998
                                                               --------      --------        --------        --------      --------
Natural gas and oil capital expenditures
  Producing property acquisitions(1) ..................        $ 68,042      $ 69,010        $ 13,935        $ 21,746      $165,319
  Leasehold and lease acquisition costs ...............          36,458        48,068          32,599          25,696        30,567
  Development .........................................         122,036       177,256         103,335          87,965        51,046
  Exploration .........................................          26,536        72,056          34,160          12,257        55,611
                                                               --------      --------        --------        --------      --------
    Total natural gas and oil capital expenditures ....        $253,072      $366,390        $184,029        $147,664      $302,543
                                                               ========      ========        ========        ========      ========

Proved reserve additions (MMcfe) ......................         144,291       136,231         100,352         135,791       207,464
Finding and development cost per Mcfe .................        $   1.75      $   2.69        $   1.83        $   1.09      $   1.46

----------

(1) For the year ended December 31, 2002, producing property acquisitions is net of dispositions of $5.3 million.

     Future Capital Requirements. Our capital expenditure budget for 2003 is $286 million. This amount includes an estimated $72 million for exploration, $193 million for development and facility construction and $21 million for leasehold acquisition costs, which includes seismic, capitalized interest and general and administrative expenses. We do not include property acquisition costs in our capital expenditure budget because the size and timing of capital requirements for acquisitions are inherently unpredictable. The capital expenditure budget includes exploration and development costs associated with projects in progress or planned for the upcoming year and amounts are contingent upon drilling success. No significant abandonment or dismantlement costs are anticipated in 2003. No assurances can be made that amounts budgeted will equal actual amounts spent. We will continue to evaluate our capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. We believe cash flows from operations and borrowings under our credit facility will be sufficient to fund these expenditures. We intend to continue to selectively seek acquisition opportunities for proved reserves with substantial exploration and development potential both offshore and onshore although we may not be able to identify and make acquisitions of proved reserves on terms we consider favorable.

Capital Structure

     Revolving Bank Credit Facility. We entered into a new revolving bank credit facility, dated as of July 15, 2002, with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The new credit facility replaced our previous $250 million revolving bank credit facility, and provides us with an initial commitment of $300 million (for description of our previous revolving bank credit facility, see Note 2 - Long-term Debt and Notes.) The initial $300 million commitment may be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The new credit facility is subject to borrowing base limitations; and our borrowing base has been set at $300 million. Our borrowing base will be redetermined semi-annually, with the next redetermination scheduled for April 1, 2003. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The new credit facility matures July 15, 2005, is unsecured and with the exception of trade payables, ranks senior to all of our existing debt.

     At December 31, 2002, outstanding borrowings under our revolving bank credit facility were $152 million together with $0.4 million in outstanding letter of credit obligations. Subsequent to December 31, 2002, we repaid a net $6 million under the facility. At February 20, 2003, outstanding borrowings and letter of credit obligations under our revolving bank credit facility totaled $147.4 million.

     Senior Subordinated Notes. On March 2, 1998, we issued $100 million of at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. We may redeem the notes at our option, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.313% in 2003 to 0% in 2006. Upon the occurrence of a change of control, we will be required to offer to purchase the notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. The notes are general unsecured obligations and rank subordinate in right of payment to all existing and future senior debt, including the credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness.

Contractual Obligations and Other Commercial Commitments

     As of December 31, 2002, our contractual obligations and commercial commitments are as follows:

                                          AS OF DECEMBER 31, 2002
                                          PAYMENTS DUE BY PERIOD
                                   -------------------------------------
                                   1-3 years   4-5 years   after 5 years
CONTRACTUAL OBLIGATIONS                       (in thousands)
Revolving bank credit facility     $ 152,000   $      --   $          --
8 5/8% senior subordinated notes          --          --         100,000
Operating leases                       3,363       2,331           3,323
Section 29 tax credit repurchase       2,000          --              --
                                   ---------   ---------   -------------
Total contractual obligations      $ 157,363   $   2,331   $     103,323
                                   =========   =========   =============

     We have no "off-balance sheet" financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NATURAL GAS AND OIL HEDGING

     We utilize derivative commodity instruments to hedge future sales prices on a portion of our natural gas and oil production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. Our derivatives are not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments that we use are swaps, collars and options, which we generally place with major investment grade financial institutions that we believe are minimal credit risks. Historically, we have not experienced credit losses. We believe that our credit risk related to our natural gas futures and swap contracts is no greater than the risk associated with the primary contracts and that the elimination of price risk reduces volatility in our reported results of operations, financial position and cash flows from period to period and lowers our overall business risk; however, as a result of our hedging activities we may be exposed to greater credit risk in the future.

     During the fourth quarter of 2002, an increase in forward market prices for natural gas caused our mark-to-market exposure with one counter party to surpass our contractual margin threshold as established under the contract. As a result, we were required to post margin in the amount of $5.4 million. The margin payment earns interest at a market rate and will be refunded if our mark-to-market exposure drops below the margin threshold as required under the contract. This will occur if market prices decline from current levels. Subsequent to December 31, 2002, our margin was increased by $5.9 million to a balance of $11.3 million as of the date of our report.

     Our hedges are cash flow hedges and qualify for hedge accounting under SFAS No. 133 and, accordingly, we carry the fair market value of our derivative instruments on the balance sheet as either an asset or liability and defer unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the income statement as a component of natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to other income or expense.

CHANGES IN FAIR VALUE OF DERIVATIVE INSTRUMENTS

     The following table summarizes the change in the fair value of our derivative instruments for the twelve month period from January 1 to December 31, 2002 and 2001, respectively. Stated amounts do not reflect the effects of taxes.


CHANGE IN FAIR VALUE OF DERIVATIVES INSTRUMENTS                             2002             2001
-----------------------------------------------                          ---------         ---------
                                                                               (IN THOUSANDS)
Fair value of contracts at January 1 ............................        $  53,771         $ (75,069)
(Gain) loss on contracts realized ...............................          (16,358)          (12,926)
Fair value of new contracts when entered into during period .....               --             5,931
(Decrease) increase in fair value of all open contracts .........          (76,185)          135,835
                                                                         ---------         ---------
Fair value of contracts outstanding at December 31 ..............        $ (38,772)        $  53,771
                                                                         =========         =========

DERIVATIVES IN PLACE AS OF THE DATE OF OUR REPORT

     Oil. We entered into an oil swap as described in the following table. All amounts are in thousands, except for prices. The swap covers the first six months of 2003 for 1,000 barrels per day with a contract price of $28.50 for months January through March and $29.70 for months April through June.

                                                 FIXED PRICE SWAPS                COLLARS
                                                -------------------   ----------------------------------
                                                           NYMEX                       NYMEX
                                                VOLUME    CONTRACT    VOLUME        CONTRACT PRICE
PERIOD                                          (MBbl)     PRICE      (MBbl)    AVG FLOOR    AVG CEILING
-------                                         ------    ---------   ------    ---------    -----------
January 2003...........................            31     $  28.50      --          --          --
February 2003..........................            28        28.50      --          --          --
March 2003.............................            31        28.50      --          --          --
April 2003.............................            30        29.70      --          --          --
May 2003...............................            31        29.70      --          --          --
June 2003..............................            30        29.70      --          --          --

     Natural Gas. The following table summarizes, on a monthly basis, our hedges currently in place for 2003 and 2004. All amounts are in thousands, except for prices. For the first three months of 2003, we have 185,000 MMBtu/day hedged at an effective floor of $3.428 and an effective ceiling of $4.574. For the remaining nine months of 2003, we have 190,000 MMBtu/day hedged at an effective floor of $3.417 and an effective ceiling of $4.548. For each month during 2004, we have 100,000 MMBtu/day hedged at a floor of $3.750 and a ceiling of $5.045.

                                                  FIXED PRICE SWAPS                    COLLARS
                                                ---------------------     ----------------------------------
                                                              NYMEX                          NYMEX
                                                VOLUME       CONTRACT     VOLUME        CONTRACT PRICE
PERIOD                                          (MMBTU)       PRICE       (MMBTU)  AVG FLOOR     AVG CEILING
------                                          -------      --------     -------  ---------     -----------
January 2003.............................        1,240        $ 3.194       4,495   $ 3.493       $ 4.954
February 2003............................        1,120          3.194       4,060     3.493         4.954
March 2003...............................        1,240          3.194       4,495     3.493         4.954
April 2003...............................        1,200          3.194       4,500     3.476         4.909
May 2003.................................        1,240          3.194       4,650     3.476         4.909
June 2003................................        1,200          3.194       4,500     3.476         4.909
July 2003................................        1,240          3.194       4,650     3.476         4.909
August 2003..............................        1,240          3.194       4,650     3.476         4.909
September 2003...........................        1,200          3.194       4,500     3.476         4.909
October 2003.............................        1,240          3.194       4,650     3.476         4.909
November 2003............................        1,200          3.194       4,500     3.476         4.909
December 2003............................        1,200          3.194       4,650     3.476         4.909

January 2004.............................           --             --       3,100     3.750         5.045
February 2004............................           --             --       2,900     3.750         5.045
March 2004...............................           --             --       3,100     3.750         5.045
April 2004...............................           --             --       3,000     3.750         5.045
May 2004.................................           --             --       3,100     3.750         5.045
June 2004................................           --             --       3,000     3.750         5.045
July 2004................................           --             --       3,100     3.750         5.045
August 2004..............................           --             --       3,100     3.750         5.045
September 2004...........................           --             --       3,000     3.750         5.045
October 2004.............................           --             --       3,100     3.750         5.045
November 2004............................           --             --       3,000     3.750         5.045
December 2004............................           --             --       3,100     3.750         5.045

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, resolved not to renew the engagement of our independent public accountants, Arthur Andersen LLP and to appoint Deloitte & Touche LLP as independent public accountants.

     The audit reports of Arthur Andersen on the consolidated financial statements of our company as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years ended December 31, 2001, and the subsequent interim period through March 29, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the fiscal years ended December 31, 2001 or within the interim period through March 29, 2002.

     We provided Andersen with a copy of the above disclosures. A letter dated April 5, 2002, from Arthur Andersen stating its agreement with our statements was listed under Item 7 and filed as Exhibit 16.1 and incorporated by reference into our report on Form 8-K filed March 29, 2002.

     During the two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through March 29, 2002, we did not consult with Deloitte & Touche regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The names and backgrounds of each of our executive officers are set forth below.

                                                        WITH US
              NAME                            AGE        SINCE                  OFFICE
              ----                            ---       -------                 ------
        William G. Hargett                     53         2001     President and Chief Executive
        Charles W. Adcock                      49         1996     Senior Vice President and General
                                                                   Manager-Offshore Division
        John H. Karnes                         43         2002     Senior Vice President and Chief Financial
                                                                   Officer
        Steven L. Mueller                      49         2001     Senior Vice President and General Manager -
                                                                   Onshore Division
        Tracy Price                            44         2001     Senior Vice President - Land
        Roger B. Rice                          58         2002     Vice President - Human Resources and
                                                                   Administration
        Thomas E. Schwartz                     44         1990     Vice President - Geophysics
        James F. Westmoreland                  47         1986     Vice President, Chief Accounting Officer and
                                                                   Secretary

     William G. Hargett was appointed President and Chief Executive Officer and a Director on April 4, 2001. From May 5, 1999 until August 29, 2000, Mr. Hargett was President-North America of Santa Fe Snyder Corporation. Prior to that he was President and Chief Operating Officer and a director of Snyder Oil Corporation. Prior to joining Snyder Oil Corporation in April of 1997, Mr. Hargett served as President of Greenhill Petroleum Corporation, the U.S. oil and gas subsidiary of Australian-based Western Mining Corporation from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett was employed in various exploration capacities by Tenneco Oil Corporation from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned a B.S. and an M.S. from the University of Alabama.

     Charles W. Adcock was appointed Senior Vice President and General Manager - Offshore Division effective October 1, 2001. From April 2000 to October 2001, Mr. Adcock served as Senior Vice President - Operations and Engineering. Mr. Adcock held the position of Vice President--Project Development from September 1996 until April 2000. Mr. Adcock held the same position, Vice President--Project Development, with Fuel Resources, Inc., a subsidiary of Brooklyn Union that previously owned our onshore properties, from 1993 to 1996. Prior to joining Fuel Resources, Inc., Mr. Adcock worked at NERCO Oil & Gas as Reservoir Engineering Specialist. Prior to NERCO, he held various engineering positions with Apache, ANR Production and Aminoil U.S.A. Mr. Adcock is a Registered Professional Engineer in the State of Texas, and received his B.S. in Civil Engineering from Texas A&M University and an M.B.A. from the University of St. Thomas.

     John H. Karnes was appointed Senior Vice President and Chief Financial Officer effective November 18, 2002. Prior to joining Houston Exploration, Mr. Karnes was Vice President and General Counsel for Encore Acquisition Company of Fort Worth, Texas since January 2002. During 2000 and 2001, Mr. Karnes was Executive Vice President and Chief Financial Officer of CyberCash, Inc., an internet payment software and services provider. Mr. Karnes also served as Chief Operating Officer of CyberCash during the break up and sale of its operating divisions through a pre-packaged Chapter 11 bankruptcy proceeding in 2001. Mr. Karnes was Vice President and General Counsel of Snyder Oil Corporation, an independent oil and gas exploration and production company, during 1998 and 1999. Prior to joining Snyder in 1998, Mr. Karnes was Divisional President/Corporate Senior Vice President at FIRSTPlus Financial Corporation, a consumer finance and mortgage company. Mr. Karnes has Juris Doctorate from Southern Methodist University School of Law and a Bachelor in Business Administration - Accounting from the University of Texas at Austin.

     Steven L. Mueller was appointed to the newly created position of Senior Vice President and General Manager - Onshore Division effective October 22, 2001. Prior to joining Houston Exploration, Mr. Mueller had been Senior Vice President - Exploration and Production for Belco Oil and Gas Corp. Mr. Mueller joined Belco Oil and Gas Corp. in 1996 and held various senior management positions involving oil and gas exploration. From 1992 to 1996 Mr. Mueller was Exploitation Vice President for American Exploration Company. From 1988 to 1992, Mr. Mueller was Exploration Manager - South Louisiana for Fina Oil and Chemical Company. Mr. Mueller began his career with Tenneco Oil Corporation in 1975 and held various geological and engineering positions with Tenneco from 1975 to 1988. Mr. Mueller received his B.S. in Geological Engineering from the Colorado School of Mines in 1975.

     Tracy Price was appointed Senior Vice President - Land effective July 16, 2001. Prior to joining Houston Exploration, Mr. Price had been Manager of Land and Business Development for Newfield Exploration Company since September 1990. From 1986 to 1990, Mr. Price was Land Manager with Apache Corporation. Prior to joining Apache Corporation, Mr. Price served as Senior Landman for Challenger Minerals Inc. from 1983 to 1986 and worked as a landman for Phillips Petroleum Company from 1981 to 1983. He received his B.B.A. in Petroleum Land Management from The University of Texas.

     Roger B. Rice was appointed to the newly created position of Vice President
- Human Resources and Administration effective March 1, 2002. Mr. Rice has worked as a paid consultant for Houston Exploration since June 2001. Prior to joining Houston Exploration, Mr. Rice was Vice President and General Manager for Santa Fe Snyder Corporation from 1999 to 2001 where he was responsible for all onshore exploration and production activities in Texas and New Mexico. Mr. Rice had been Vice President - Human Resources with Snyder Oil Corporation from 1997 until its merger with Santa Fe Resources in 1999. From 1992 to 1997, Mr. Rice was Vice President Human Resources and Administration with Apache Corporation. From 1989 to 1992, he was Managing Consultant with Barton Raben, Inc., an executive search and consulting firm specializing in the energy industry. Previously, Mr. Rice was Vice President Administration for The Superior Oil Company and held various management positions with Shell Oil Company. He earned his B.A. and M.B.A. from Texas Technological University.

     Thomas E. Schwartz has been Vice President - Geophysics since May 1998. Prior to his appointment to Vice President, Mr. Schwartz was a senior offshore geophysicist for us from 1990 to 1998. From 1984 until 1990, Mr. Schwartz held the positions of senior geologist and senior geophysicist for Sonat Exploration Company. Prior to joining Sonat Exploration Company, he was an explorationist with Eason Oil Company from 1980 to 1984. Mr. Schwartz received his B.S. in Geology from the University of New Orleans.

     James F. Westmoreland has been Vice President, Chief Accounting Officer and Secretary since October 1995 and was Vice President and Comptroller from 1986 to 1995. Mr. Westmoreland was supervisor of natural gas and oil accounting at Seagull from 1983 to 1986. Mr. Westmoreland holds a B.B.A. in Accounting from the University of Houston.

BOARD OF DIRECTORS

The names and principal occupations of each of the members of our Board of Directors are set for below.

                                          WITH US
               NAME                         AGE      SINCE            OFFICE
               ----                       -------    -----            ------
        Robert B. Catell                    66        1986      Chairman of the Board
        Gordon F. Ahalt                     75        1986      Director
        David G. Elkins                     61        1999      Director
        Robert J. Fani                      49        2002      Director
        William G. Hargett                  53        2001      Director
        Harold R. Logan, Jr.                58        2002      Director
        Gerald Luterman                     59        2000      Director
        H. Neil Nichols                     65        2000      Director
        James Q. Riordan                    75        1996      Director
        Donald C. Vaughn                    67        1997      Director

     Robert B. Catell has been Chairman of the Board of Directors since 1986. Mr. Catell is the Chairman and Chief Executive Officer of KeySpan Corporation, a diversified energy provider, and has held this position since July 1998. KeySpan owns approximately 67% of the shares our common stock. Mr. Catell joined KeySpan's subsidiary, The Brooklyn Union Gas Company, in 1958 and was elected Assistant Vice President in 1974, Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. Mr. Catell was elected Brooklyn Union's Chief Operating Officer in 1986 and President in 1990. Mr. Catell served as President and Chief Executive Officer of Brooklyn Union from 1991 to 1996 when he was elected Chairman and Chief Executive Officer and held these positions until the formation of KeySpan in May 1998 through the combination of Brooklyn Union's parent company, KeySpan Energy Corporation, and certain assets of Long Island Lighting Company. Mr. Catell serves on the Boards of Alberta Northeast Gas, Ltd., Boundary Gas Inc., Taylor Gas Liquids Fund, Ltd., Gas Technology Institute, Edison Electric Institute, New York State Energy Research and Development Authority, Independence Community Bank Corp., Business Council of New York State, Inc., New York City Investment Fund, New York City Partnership and the Long Island Association. Mr. Catell received both his Bachelor's and Master's Degrees in Mechanical Engineering from City College of New York. He holds a Professional Engineer's License in New York State, and attended Columbia University's Executive Development Program and Harvard Business School's Advanced Management Program.

     Gordon F. Ahalt has been a Director since 1996. Mr. Ahalt has been President of G.F.A. Inc., a petroleum industry financial and management consulting firm, since 1982. Mr. Ahalt was a consultant to Brooklyn Union until May 1998. He was most recently a consultant to W.H. Reaves Co., Inc., an asset manager specializing in large cap petroleum, public utilities and telecommunication equities. Mr. Ahalt serves as a Director for the Bancroft and Ellsworth Convertible Funds, which specializes in convertible bond and debenture funds, and Cal Dive International, an offshore oil field service company that provides subsea construction, inspection, maintenance, repair and salvage services. Mr. Ahalt received a B.S. in Petroleum Engineering in 1951 from the University of Pittsburgh, attended New York University's Business School and is a graduate of Harvard Business School's Advanced Management Program. He worked for Amoco Corporation from 1951 to 1955, Chase Manhattan Bank from 1955 to 1972, White Weld & Co., Inc. from 1972 to 1973, and Chase Manhattan Bank from 1974 through 1976, and served as President and Chief Executive Officer of International Energy Bank London from 1977 through 1979 and as Chief Financial Officer of Ashland Oil Inc. from 1980 through 1981.

     David G. Elkins has been a director since July 27, 1999. In January of 2003, Mr. Elkins retired as President and Co-CEO of Sterling Chemicals, Inc., a chemicals producing company. Sterling Chemicals commenced voluntary reorganization proceedings under Chapter 11 of the Bankruptcy Code in July 2001 and successfully emerged in December 2002. Prior to joining Sterling Chemicals in 1998, Mr. Elkins was a senior partner in the law firm of Andrews & Kurth L.L.P. where he specialized in corporate and business law, including mergers and acquisitions, securities law matters and corporate governance matters. Mr. Elkins serves as a director of Sterling Chemicals, Inc., Guilford Mills, Inc. and Memorial Hermann Hospital System. He received his J.D. degree from Southern Methodist University in 1968.

     Robert J. Fani was elected to our Board of Directors in May 2002. Mr. Fani was elected President -Energy Assets and Supply of KeySpan in 2003. Mr. Fani joined KeySpan's subsidiary, The Brooklyn Union Gas Company, in 1976 and has held a variety of management positions. Prior to his election as President of KeySpan Energy Assets and Supply, he was President of Energy Services and Supply since July 2001. Prior to that he was Executive Vice President Strategic Services. From 1996 to 2000, he was Senior Vice President, Marketing and Sales/Strategic Marketing. Currently, Mr. Fani oversees KeySpan's electric services business unit, its gas supply and energy management group, as well as its asset management and development group. Mr. Fani is a trustee with City College of New York and Neighborhood Housing Association. Mr. Fani received a B.S. in mechanical engineering from City College of New York in 1976, an M.B.A. from St. John's University in 1982 and a J.D. from New York Law School in 1986.

     William G. Hargett was appointed President and Chief Executive Officer and a Director on April 4, 2001. From May 5, 1999 until August 29, 2000, Mr. Hargett was President-North America of Santa Fe Snyder Corporation. Prior to that he was President and Chief Operating Officer and a director of Snyder Oil Corporation. Prior to joining Snyder Oil Corporation in April of 1997, Mr. Hargett served as President of Greenhill Petroleum Corporation, the U.S. oil and gas subsidiary of Australian-based Western Mining Corporation from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett was employed in various exploration capacities by Tenneco Oil Corporation from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned a B.S. and an M.S. from the University of Alabama.

     Harold R. Logan, Jr., was appointed to our Board of Directors on December 20, 2002. Mr. Logan is presently Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne, Inc and from 1995 through 2002 he was the Chief Financial Officer, Executive Vice President and Treasurer and a Director of TransMontaigne. From 1985 to 1994, Mr. Logan was Senior Vice President/Finance and a Director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. In addition, Mr. Logan is a Director of Suburban Propane Partners, L.P., Graphic Packaging Corporation, and Rivington Capital Advisors LLC. Mr. Logan received a B.S. in Economics from Oklahoma State University and an M.B.A. - Finance from Columbia University Graduate School of Business.

     Gerald Luterman has been a Director since May 2000. Mr. Luterman is Executive Vice President and Chief Financial Officer of KeySpan. He joined KeySpan in August 1999 as Senior Vice President and Chief Financial Officer. Prior to being appointed to his position at KeySpan, Mr. Luterman was the Chief Financial Officer of barnesandnoble.com, an internet bookstore, from February 1999 to August 1999; the Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a distributor of electronic components and computer products, from April 1996 to February 1999. Prior to that, from 1985 to 1996, Mr. Luterman held executive positions with American Express, including Executive Vice President and Chief Financial Officer of the Consumer Card Division from 1991 to 1996. Mr. Luterman is a Canadian Chartered Accountant and received an MBA from Harvard Business School.

     H. Neil Nichols has been a Director since May 2000. Mr. Nichols is Senior Vice President of Corporate Development and Asset Management for KeySpan and has held this position since March 1999. Mr. Nichols also serves as President of KeySpan Energy Development Corporation, a subsidiary of KeySpan, a position to which he was elected in March 1998. Prior to joining KeySpan in 1997, Mr. Nichols was an owner and President of Corrosion Interventions Ltd., a company based in Toronto, Canada, from 1996 to 1997 and Chairman, President, and Chief Executive Officer of Battery Technologies, Inc., from 1993 to 1995. Mr. Nichols began his career in the natural gas industry with TransCanada PipeLines Limited in 1956 and held various development positions until 1973 at which time he became Treasurer of TransCanada, serving as Treasurer until 1977. From 1977 to 1981, Mr. Nichols was Vice President of Finance and Treasurer of TransCanada, Senior Vice President of Finance from 1981 to 1983, Senior Vice President of Finance and Chief Financial Officer from 1983 to 1988 and Executive Vice President from 1988 to 1989. Mr. Nichols currently is a director of various KeySpan subsidiaries and is a member of the Board of Directors of Taylor Gas Liquids and KeySpan Energy Canada. Mr. Nichols is a Certified Management Accountant and a member of the Financial Executives Institute.

     James Q. Riordan has been a Director since 1996 and was a Director of KeySpan from May 1998 until his retirement in May 2002. Mr. Riordan is the retired Vice Chairman and Chief Financial Officer of Mobil Corp. He joined Mobil Corp. in 1957 as Tax Counsel and was named Director and Chief Financial Officer in 1969. Mr. Riordan served as Vice Chairman of Mobil Corp. from 1986 until his retirement in 1989. He joined Bekaert Corporation in 1989 and was elected its President, and served as President until his retirement in 1992. Mr. Riordan is a Director of Tri-Continental Corporation; Director/Trustee of the mutual funds in the Seligman Group of investment companies; Trustee for the Committee for Economic Development and The Brooklyn Museum; and Member of the Policy Council of the Tax Foundation.

     Donald C. Vaughn has been a Director since 1997 and is retired Vice Chairman of Halliburton Company, an oilfield services company, where he served in that capacity from the time Dresser Industries, Inc. merged with Halliburton in 1998 until his retirement on March 31, 2001. Prior to the merger, Mr. Vaughn was President, Chief Operating Officer and member of the board of directors of Dresser starting in 1996. Prior to his appointment as President and Chief Operating Officer of Dresser, Mr. Vaughn served as Executive Vice President of Dresser, responsible for Dresser's Petroleum Products and Services and Engineering Services Segment, from November 1995 to December 1996; Senior Vice President of Operations of Dresser from January 1992 to November 1995; and Chairman, President and Chief Executive Officer of The M.W. Kellogg Company, an international engineering and construction company, from November 1983 to June 1996. Mr. Vaughn joined M.W. Kellogg in 1958 and is a registered professional engineer in the State of Texas. He has been recognized as a distinguished engineering alumnus of Virginia Polytechnic Institute, from which he holds a B.S. in civil engineering. Mr. Vaughn serves as a director of SHAWCOR Ltd., a publicly traded Canadian oil service company.

COMPLIANCE WITH SECTION 16(A)

     Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of the common stock, to file initial reports of ownership and reports of changes in ownership of common stock on Forms 3, 4, and 5 with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of any forms that they file. Based solely on a review of the forms submitted to the Company, it appears that there was no person subject to the reporting requirements of
Section 16 of the Exchange Act that filed to file on a timely basis reports required under Section 16.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     We pay each outside Director a fee of $5,000 per calendar quarter and $1,000 per board meeting and $1,000 per committee meeting attended. We pay chairmen of committees of our Board of Directors an additional fee of $500 per committee meeting. These fees are payable in cash or, at the option of the Director, may be deferred in an unfunded phantom stock or interest-bearing account, pursuant to our Deferred Compensation Plan for Non-Employee Directors.

     In addition to these fees, each person who becomes a non-employee Director receives an option to purchase 5,000 shares of our common stock on the date of his or her election to the Board. On September 20 of each year, or the next following business day, we grant to each non-employee Director a non-qualified option to purchase 2,000 shares of our common stock. Options granted to Non-Employee Directors fully vest and become exercisable on the date of grant.

SUMMARY COMPENSATION TABLE

     The following table sets forth summary information concerning the compensation we paid or accrued during each of the last three fiscal years to our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                  ----------------------------
                                                         ANNUAL COMPENSATION(1)     SECURITIES
                                                         ----------------------     UNDERLYING       LTIP           ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR      SALARY($)     BONUS($)   OPTIONS(#)(2)  PAYOUTS($)(3)  COMPENSATION($)(4)
---------------------------                    ----      --------      --------   -------------  -------------  ------------------
William G. Hargett .........................   2002      $433,000      $306,000        95,000      $     --          $ 87,000
  President and Chief Executive Officer ....   2001       299,000       321,100       158,000            --            10,500

Charles W. Adcock ..........................   2002       235,000       131,000        39,000      $     --          $ 46,000
  Senior Vice President and General ........   2001       213,000       304,000        47,619        48,000            10,500
  Manager--Offshore Division ...............   2000       192,000       173,000            --        50,000            10,500

Steven L. Mueller ..........................   2002      $235,000      $131,000        39,000      $     --          $ 36,000
  Senior Vice President and General ........   2001        45,000        27,000        50,000            --                --
  Manager -- Onshore Division

Thomas E. Schwartz .........................   2002      $202,000      $135,000        20,000      $     --          $ 77,000
  Vice President - Geophysics ..............   2001       193,000       286,000        47,619        23,000           120,500
                                               2000       179,000       162,000            --        24,000            57,500

James F. Westmoreland ......................   2002      $203,000      $123,000        20,000      $     --          $ 60,000
  Vice President, Chief Accounting .........   2001       193,000       286,000        47,619        68,000            51,500
  Officer and Secretary ....................   2000       179,000       162,000            --        70,000            29,500

----------

(1) Annual Compensation amounts exclude prerequisites and other personal benefits because the compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

     Bonus amounts for 2000 include a special bonus of 15% of base salary paid in April 2000 pursuant to the conclusion and termination of the strategic review process we initiated in September 1999. Amounts include: $26,000 each for Messrs. Adcock, Westmoreland and Schwartz.

     Bonus amounts for 2001 include a special bonus paid in January 2001 in connection with the grant of non-qualified stock options. Amounts include:
     $167,000 each for Messrs. Adcock, Schwartz and Westmoreland.

(2) We did not issue any stock appreciation rights or stock options to Named Executive Officers during 2000.

(3) Long-term Incentive Payouts ("LTIP") for 2001 and 2000 were cash payments pursuant to Phantom Stock Rights granted in December 1996, of which 20% were payable on December 16th of each of the years 1997 through 2001. Each Phantom Stock Right represented the right to receive a cash payment determined by the average closing price on the NYSE of one share of common stock for the five trading days preceding the payout date multiplied by the number of Phantom Stock Rights payable on the payout date.

(4) Includes distributions attributable to overriding royalty interests in our properties paid to Mr. Schwartz of $36,000, $110,000 and $47,000, respectively, for 2002, 2001 and 2000, and paid to Mr. Westmoreland of $14,000, $41,000 and $19,000, respectively, for 2002, 2001 and 2000. Also includes matching contributions we made under our 401(k) and Deferred Compensation Plans.

OPTIONS GRANTED IN 2002

         The following table provides certain information with respect to options granted to the Named Executive Officers during 2002 under the 2002 Stock Options Plan:

                                         INDIVIDUAL GRANTS(1)
                        ---------------------------------------------------
                                     PERCENT OF
                                        TOTAL                                   POTENTIAL REALIZABLE VALUE
                        NUMBER OF      OPTIONS                                       AT ASSUMED ANNUAL
                        SECURITIES   GRANTED TO                                    RATES OF STOCK PRICE
                        UNDERLYING    EMPLOYEES    EXERCISE OR                APPRECIATION FOR OPTION TERM(2)
                         OPTIONS      IN FISCAL     BASE PRICE   EXPIRATION   -------------------------------
         NAME           GRANTED(#)      YEAR          ($/SH)        DATE        5%($)                10%($)
         ----           ----------   ----------    -----------   ----------   ----------           ----------
William G. Hargett          95,000         12.6%         30.10   10/16/2012   $1,798,324           $4,557,307
Charles W. Adcock           39,000          5.2%         30.10   10/16/2012      738,259            1,870,894
Steven L. Mueller           39,000          5.2%         30.10   10/16/2012      738,259            1,870,894
Thomas E. Schwartz          20,000          2.7%         30.10   10/16/2012      378,595              959,433
James F. Westmoreland       20,000          2.7%         30.10   10/16/2012      378,595              959,433

(1) The Company has not issued any stock appreciation rights to the Named Executive Officers.

(2) The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The disclosure assumes the options will be held for the full ten-year term. The actual value, if any, an executive officer may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.


AGGREGATED OPTION EXERCISES IN 2002 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2002, the number of shares of common stock underlying unexercised options held by each Named Executive Officer and the value, based on the closing price of our common stock on the NYSE of $30.60 on December 31, 2002 of exercisable and unexercisable "in-the-money" stock options held by each of the Named Executive
Officers:

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                    UNDERLYING                 IN-THE-MONEY
                                                             UNEXERCISED OPTIONS AT             OPTIONS AT
                               SHARES                           FISCAL YEAR-END (#)        FISCAL YEAR-END($)
                             ACQUIRED ON        VALUE      --------------------------  --------------------------
           NAME              EXERCISE(#)   REALIZED($)(1)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
           ----              -----------   --------------  -----------  -------------  -----------  -------------
William G. Hargett........      31,600       $206,557             --            --      $     --       $689,068
Charles W. Adcock.........      25,800        370,446         23,848        82,871       124,499        247,175
Steven L. Mueller.........          --             --         10,000        79,000            --         19,500
James F. Westmoreland.....      40,963        556,514          8,648        64,453            --        244,681
Thomas E. Schwartz........      41,400        489,492         14,648        63,871        45,975        237,675

----------

(1) The value realized upon the exercise of a stock option is equal to the difference between the market price on the date of exercise and exercise price of the stock option.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     Robert B. Catell, a member of the Compensation Committee, is Chairman of the Board and Chief Executive Officer of KeySpan. Mr. Riordan, a member of the Compensation Committee, was a member of KeySpan's Board of Directors from 1998 until his retirement in May 2002. KeySpan owns approximately 66% of our common stock.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as of February 20, 2003 regarding the beneficial ownership of our common stock by common stock equivalents credited to each person who we know to own beneficially more than five percent of the outstanding shares of common stock, each Director, our executive officers, all Directors and executive officers as a group. Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of common stock listed as beneficially owned.

                                                   COMMON STOCK BENEFICIALLY OWNED
                                         -------------------------------------------------
                                                                                OPTIONS                            TOTAL PERCENT
                                         COMMON STOCK                          TO PURCHASE                              OF
                                             AND            COMMON               COMMON            PHANTOM STOCK     COMMON
    NAME OF BENEFICIAL OWNER             STOCK OPTIONS       STOCK              STOCK(1)             RIGHTS(2)      STOCK(19)
    ------------------------             -------------     ----------          -----------         -------------   -------------
KeySpan Corporation(3) ................    20,380,392      20,380,392                 --                  --             66%
   One MetroTech Center
   Brooklyn, NY 11201-3850
Robert B. Catell ......................        21,000           4,000(4)          17,000                  --              *
William G. Hargett ....................         3,333           3,333(5)              --(5)               --              *
David G. Elkins .......................        18,000           5,000             13,000                  --              *
James Q. Riordan ......................        17,500             500(6)          17,000               9,972              *
Donald C. Vaughn ......................        17,000              --             17,000               2,702              *
Gerald Luterman .......................        11,000              --(7)          11,000                  --              *
H. Neil Nichols .......................        11,000              --(8)          11,000                  --              *
Gordon F. Ahalt .......................         6,000           2,000              4,000                  --              *
Robert J. Fani ........................         7,000              --(9)           7,000(9)               --              *
Harold R. Logan, Jr ...................         5,000              --              5,000                  --              *
Charles W. Adcock .....................        26,324           2,476             23,848(10)              --              *
James F. Westmoreland .................         9,712           1,064              8,648(11)              --              *
Thomas E. Schwartz ....................        14,648              --             14,648(12)              --              *
Tracy Price ...........................        12,700              --             12,700(13)              --              *
Steven L. Mueller .....................        10,000              --             10,000(14)              --              *
Roger B. Rice .........................            --              --                 --(15)                              *
John H. Karnes, Jr ....................            --              --                 --(16)              --
All Directors and
executive officers as a group
 (17 persons) .........................       190,217          18,373            171,844              12,674            0.6%
                                          ===========      ==========          =========          ==========       ========

----------

     *    Less than 1%.

     (1) The Directors and officers have the right to acquire the shares of common stock reflected in this column currently or within 60 days of the date hereof through the exercise of stock options

     (2) The term Phantom Stock Rights refers to units of value which track the performance of common stock. The units do not possess any voting rights or right to dispose of common stock and have been issued to non-employee Directors pursuant to our Deferred Compensation Plan for Non-Employee Directors.

     (3) KeySpan holds its shares through its indirect wholly owned subsidiary, THEC Holdings Corp.

     (4) Mr. Catell also owns 1,547,385 shares of KeySpan common stock, which includes (i) 1,456,601 outstanding options to purchase shares of KeySpan common stock that are exercisable within 60 days of the date hereof; (ii) 13,801 shares of KeySpan restricted stock; and (iii) 5,146 deferred stock units. In addition, Mr. Catell owns 12.82 shares of KeySpan preferred stock.

     (5) Mr. Hargett owns 6,667 shares of restricted common stock of which 3,333 shares vest within 60 days of the date hereof with the remaining 3,334 shares vesting on the anniversary date of the grant date or April 4, 2004. Mr. Hargett owns 221,400 options, none of which are exercisable within 60 days of the date hereof.

     (6) Mr. Riordan also owns 24,800 shares of KeySpan common stock, which includes 3,300 options to purchase shares of KeySpan common stock within 60 days from the date hereof.

     (7) Mr. Luterman also owns 169,261 shares of KeySpan common stock including (i) 160,800 options to purchase KeySpan common stock exercisable within 60 days; (ii) 3,042 shares of KeySpan restricted stock; and (iii) 1,389 deferred stock units.

     (8)  Mr. Nichols also owns 130,505 shares of KeySpan common stock including
          (i) 128,399 outstanding options to purchase KeySpan common stock exercisable within 60 days hereof; (ii) 1,775 shares of KeySpan restricted stock; and (iii) 1,707 deferred stock units. In addition, Mr. Nichols owns 12.82 shares of KeySpan preferred stock.

     (9)  Mr. Fani owns 179,222 shares of KeySpan common stock which includes
          (i) 161,614 options to purchase KeySpan common stock exercisable within 60 days of the date hereof; (ii) 4,438 shares of KeySpan restricted stock; and (iii) 2,768 deferred stock units. In addition, Mr. Fani owns 12.82 shares of KeySpan preferred stock.

     (10) Mr. Adcock owns 106,719 options to purchase common stock, 23,848 which are vested.

     (11) Mr. Westmoreland owns 73,101 options to purchase common stock, 8,648 which are vested.

     (12) Mr. Schwartz owns 78,519 options to purchase common stock, 14,648 options are vested.

     (13) Mr. Price owns 83,500 options to purchase common stock, 12,700 options are vested.

     (14) Mr. Mueller owns 89,000 options to purchase common stock, 10,000 options are vested.

     (15) Mr. Rice owns 55,000 options, none of which have vested.

     (16) Mr. Karnes owns 60,000 options, none of which have vested.

     (17) Based upon 30,961,418 shares outstanding as of February 20, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TRANSACTIONS WITH KEYSPAN

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of our majority stockholder, KeySpan. On September 20, 1996, we completed an initial public offering and issued 7,130,000 shares, or 31%, of our common stock to the public. As of February 20, 2003, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

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

     From the inception of the joint venture in January 1999 through December 31, 2002, we drilled a total of 33 wells: 25 exploratory wells of which 21 were successful and eight development wells of which seven were successful. KeySpan spent a total of $118.3 million, with $19.0 million, $17.2 million and $46.5 million, respectively being spent during 2002, 2001 and 2000. Subsequent to the termination of the primary exploratory term of the joint venture, KeySpan's participation in additional wells was to further develop or delineate reservoirs previously discovered.

Acquisition of KeySpan Joint Venture Assets

     On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726 as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks which includes the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving credit facility. Subsequent purchase price adjustments totaled $1.2 million. Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

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

KeySpan Credit Facility and Conversion

     On March 31, 2000, we converted $80 million of borrowings that were outstanding under a revolving credit facility with KeySpan into 5,085,177 shares of our common stock at a conversion price of $15.732 per share. The revolving credit facility was entered into in November 1998 to fund the acquisition of our Mustang Island A31/32 Field. Upon conversion on March 31, 2000, KeySpan's ownership interest in our company increased from 64% to 70%. At December 31, 2002 KeySpan's ownership in our company was 66% with the decrease attributable to an increase in our common shares outstanding due to the exercise of stock options subsequent to the conversion transaction. The conversion price was determined based upon the average of the closing prices of our common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the revolving credit facility and the corresponding issuance of additional shares of our common stock to KeySpan was approved by our stockholders at our annual meeting held April 27, 1999. Borrowings under the facility bore interest at LIBOR plus 1.4% and we incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. The credit facility terminated on March 31, 2000. For the year ended December 31, 2000, we incurred $1.5 million in interest and fees to KeySpan.

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

Sale of Section 29 Tax Credits

     In January 1997, we entered into an agreement to sell to a subsidiary of KeySpan interests in our onshore producing wells that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code.
Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and in exchange, we:

          o retained a volumetric production payment and a net profits interest of 100% in the properties,

          o    received a cash down payment of $1.4 million and

          o receive a quarterly payment of $0.75 for every dollar of tax credit utilized.

     We manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect, representing benefits received from Section 29 tax credits, was a benefit of $0.8 million, $0.8 million, and $0.9 million, respectively, for each of the years ended December 31, 2002, 2001, and 2000. The tax credits expired December 31, 2002 and under the terms of the agreement, we are required to repurchase the interests in the producing wells for KeySpan. We are planning to complete the repurchase transaction in 2003 and the repurchase price is estimated at approximately $2.0 million.

Registration Rights Agreement.

     Under a registration rights agreement entered into as of July 2, 1996 between us and THEC Holdings Corp., we have agreed to file, upon the request of KeySpan, a registration statement under the Securities Act for the purpose of enabling KeySpan to offer and sell any securities we issued to THEC Holdings. KeySpan may exercise these rights at any time. We will bear the costs of any registered offering, except that KeySpan will pay any underwriting commissions relating to any offering, any transfer taxes and any costs of complying with foreign securities laws at KeySpan's request, and each party will pay for its counsel and accountants. We have the right to require KeySpan to delay any exercise by KeySpan of its rights to require registration and other actions for a period of up to 180 days if, in our judgment, we or any offering we are then conducting or about to conduct would be adversely affected. We have also granted KeySpan the right to include its securities in registration statements covering offerings by us, and we will pay all costs of offerings other than underwriting commissions and transfer taxes attributable to the securities sold on behalf of KeySpan. We have agreed to indemnify KeySpan, its officers, directors, agents, any underwriter, and each person controlling any of the foregoing, against liabilities under the Securities Act or the securities laws of any state or country in which our securities are sold pursuant to the registration rights agreement.

EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Mr. Hargett as President and Chief Executive Officer effective April 4, 2001. Currently, Mr. Hargett is entitled to an annual base salary of $450,000 and an annual incentive bonus of 70% of base salary if we meet financial targets established by our Board of Directors. On the effective date of the agreement, we granted Mr. Hargett 10,000 restricted shares of common stock, with fair value of $255,800, which vest in one-third increments over a three-year period on each anniversary date of the grant. This restricted stock grant vests in full if Mr. Hargett terminates his employment for good reason or if we terminate Mr. Hargett for any reason other than cause, as defined in the employment agreement. For the year ended December 31, 2002, Mr. Hargett was eligible to receive 70% of his base salary as bonus under our Employee Annual Incentive Compensation Plan if certain pre-established objectives were achieved for the year. Mr. Hargett achieved 97% of his targeted objectives. Mr. Hargett's year-end base salary rate of $450,000 was used in calculating his bonus award for 2002, and accordingly, he earned a cash bonus of $306,000.

    Effective November 18, 2002, we entered into an employment agreement with John Karnes as Chief Financial Officer and Senior Vice President. Under the agreement, we agreed to pay Mr. Karnes an annual salary of $275,000 and an annual incentive bonus of 55% of his base salary if we meet the targets set by our Board of Directors.

     We have entered into employment agreements with Messer. Adcock, Mueller, Westmoreland, Rice, Schwartz and Price. Under the terms of these agreements, these individuals receive base salaries of $245,000, $245,000, $230,000, $205,000, $205,000 and 195,000, respectively. Each individual is also entitled to annual incentive bonuses of 55% of base salary if we meet financial targets established by our Board of Directors.

     The initial term of all our employment agreements automatically extends to the third anniversary of the respective effective date. The term of each agreement is automatically extended one year on each anniversary unless either party gives notice at least 90 days prior to the anniversary of its intention not to extend the term of the agreement. We may terminate all of our employment agreements for cause or upon the death or disability of the employee. The employee may terminate the employment agreements for any reason. If we terminate an employment agreement without cause or if the employee terminates an employment agreement with good reason, as defined in the employment agreements, we are obligated to pay the employee a lump-sum severance payment of 2.99 times the employee's then current annual rate of total compensation which includes salary, car allowance and annual bonus, which would be calculated as though our financial targets had been met, and the continuation of welfare benefits. The employment agreements further provide that a change of control will terminate the employment agreements, triggering the lump-sum severance payment obligation in the amount of 2.99 times the employee's total compensation, and termination of the employment agreements will also terminate the non-compete provisions the agreements contain. The agreements further provide that if any payments made to the executives, whether or not under the agreement, would result in an excise tax being imposed on the executives under Section 4999 of the Internal Revenue Code, we will make each of the executives "whole" on a net after-tax basis.

     Under their employment agreements, each of our executive officers would be entitled to a lump sum severance payment equal to 2.99 times their current total annual compensation, if we terminated their employment agreements without cause or if the employee terminates his employment agreement for good reason. Mr. Hargett would receive approximately $2.3 million, Mr. Karnes would receive approximately $1.3 million, Messrs. Adcock and Mueller would each receive approximately $1.2 million, Mr. Westmoreland would receive approximately $1.1 million, Messrs. Schwartz and Rice would each receive approximately $1.0 million and Mr. Price would receive approximately $0.9 million.

     Effective as of October 26, 1999, our Board of Directors established the Change of Control Plan under which all employees, including the executive officers, in the event of a "change of control" will be entitled to receive a "stay-on" bonus in the amount of 125% of the employee's regular target bonus percentage, and, in addition to other severance benefits, all stock options, phantom stock and 401(k) contributions will fully vest. See "Change of Control Plan."

SUPPLEMENTAL EXECUTIVE PENSION PLAN

     Effective immediately prior to our initial public offering in 1996, we adopted an unfunded, non-qualified Supplemental Executive Pension Plan under which our former President and Chief Executive Officer, Mr. Floyd, is the only beneficiary. Under this plan, we have agreed to pay Mr. Floyd $100,000 per year for life. Should he predecease his spouse, Mr. Floyd's surviving spouse will be paid $50,000 per year for her life. Mr. Floyd retired March 31, 2001 and during 2002 we paid Mr. Floyd a total of $100,000.

401(k) PLAN

     We maintain a 401(k) Plan for our employees. Under the 401(k) Plan, eligible employees may elect to have us contribute on their behalf up to 12.5% of their base compensation on a before tax basis in accordance with the limitations imposed under the Internal Revenue Code. We make a matching contribution of $1.00 for each $1.00 of employee deferral, in accordance with the limitations imposed by the 401(k) Plan and the Internal Revenue Code. The amounts contributed under the 401(k) Plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. An employee's salary deferral contributions under the 401(k) Plan are 100% vested. Our matching contributions vest at the rate of 20% per year of service. Participants are entitled to payment of their vested account balances upon termination of employment.

1996 STOCK OPTION PLAN

     We adopted the 1996 Stock Option Plan in September 1996 in conjunction with our initial public offering. The 1996 Stock Option Plan allows us to grant options not to exceed 10% of the shares of our common stock outstanding from time to time. The 1996 Stock Option Plan is administered by the Compensation Committee which, at its discretion, may grant either incentive stock options or non-qualified stock options to eligible individuals. All employees, including consultants and advisors of our company and our affiliates are eligible to participate in the 1996 Stock Option Plan. Prior to our adoption of the 1999 Stock Option Plan in October 1999, non-employee Directors were also eligible to participate in the 1996 Stock Option Plan. All option grants made to non-employee Directors after October 1999 are made under terms of the 1999 Stock Option Plan or the 2002 Incentive Stock Plan. Options granted under the 1996 Stock Option Plan expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date with the exception of options granted to non-employee Directors which are fully vested on the date of grant. During 2002, options to purchase 14,509 shares of our common stock were granted under the 1996 Stock Option Plan. A total of 329 shares remain available for grant under the 1996 Plan as for December 31, 2002. We may adjust any options issued under the 1996 Stock Option Plan in the event of stock splits and other corporate events. In addition, we may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.

1999 NON-QUALIFIED STOCK OPTION PLAN

     On October 26, 1999, our Board of Directors adopted the 1999 Non-Qualified Stock Option Plan for employees (excluding executive officers), non-employee Directors, consultants and advisors of our company and our affiliates. With respect to non-employee Directors only, the 1999 Non-Qualified Stock Option Plan amends and succeeds the 1996 Plan (under which no more options may be granted to non-employee Directors). The 1999 Non-Qualified Stock Option Plan is administered by the Compensation Committee, which at its discretion, may grant awards to eligible individuals with the exception of non-employee Directors who receive automatic grants under the 1999 Non-Qualified Stock Option Plan. The options granted under the 1999 Non-Qualified Stock Option Plan are all non-qualified, expire 10 years from date of grant and vest immediately for non-employee Directors and in one-fifth increments on each of the first five anniversaries of the grant for other eligible individuals. A total of 566 shares remain available for grant under the 1999 Plan as of December 31, 2002. During 2002, we granted a total of 145,600 options under the 1999 Non-Qualified Stock Option Plan, of which 18,000 options were granted to non-employee directors pursuant to our compensation plan for non-employee directors. We may adjust options issued under the 1999 Non-Qualified Stock Option Plan in the event of stock splits and other corporate events. In addition, we may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.

2002 LONG-TERM INCENTIVE PLAN

     In January 18, 2002, our Board of Directors adopted the 2002 Long-Term Incentive Plan for our non-employee Directors and employees, consultants and advisors of our company and our affiliates. The 2002 Long-Term Incentive Plan is administered by the Compensation Committee, which at its discretion, may grant awards of options or restricted stock to eligible individuals with the exception of non-employee Directors who receive automatic grants under the 2002 Long-Term Incentive Plan. Awards granted to non-employee Directors, consultants and advisors under the 2002 Long-Term Incentive Plan are all non-qualified options, while employees may receive incentive or non-qualified options and/or restricted stock. Options may not be exercised after 10 years from the date they were granted. In the case of a 10% stockholder, incentive options may not be exercised after five years from the date the option is granted. Options vest immediately for non-employee Directors and at the times provided in their option agreement for other eligible individuals but in no event sooner than six months from the date granted. Terms and conditions of the restricted stock awards, including the duration of the restricted period during which, and the conditions, including performance objectives, if any, under which if not achieved, the restricted stock may be forfeited, are determined by the Compensation Committee. Unless conditioned upon the achievement of performance objectives or a special determination is made by the Compensation Committee as to a shorter restricted period, the restricted period will not be less than five years. During 2002, we granted a total of 593,950 options under the 2002 Long-Term Incentive Plan, of which 5,000 options were granted to non-employee directors. No shares of restricted stock were granted under the plan. A total of 906,050 shares remain available for grant under the 2002 plan as of December 31, 2002. We may adjust options issued under the 2002 Long-Term Incentive Plan in the event of stock splits and other corporate events. In addition, we may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.

DEFERRED COMPENSATION PLAN

     In November 2002, our Board of Directors adopted a deferred compensation plan for the benefit of our employees. The plan is intended to supplement our 401(k) plan by allowing highly compensated employees to save on a tax deferred basis a portion of their eligible compensation subject to limitations imposed by the plan. Under the terms of the plan, employees who have made the maximum allowable contribution to their 401(k) accounts for any year ($11,000 per year or $12,000 per year for employees over 50 years of age for 2002) may elect to defer an additional portion of their compensation into the deferred compensation plan. We match 100% of each employee's deferral up to an aggregate contribution of 12.5% under both the 401(k) plan and the deferred compensation plan. During 2002, we made matching contributions totaling $0.5 million to the deferred compensation plan. Employer contributions vest 20% per year and become fully vested after a 5 year period. All contributions to the plan are held in trust and invested, at the direction of the employee, in various investment funds, including company stock. Participants are entitled to distribution of their deferrals and the vested portion of our matching contributions at predetermined future dates or upon termination of their employment.

EMPLOYEE ANNUAL INCENTIVE COMPENSATION PLAN

     We maintain an Annual Incentive Compensation Plan that provides an annual incentive bonus to all full-time employees if certain performance goals are met during the year. The plan is administered by our Chief Executive Officer on behalf of our Board of Directors and the Compensation Committee. Annual objectives and incentive opportunity levels are established and approved by the Compensation Committee. Incentive awards are earned based on our actual performance in relation to pre-established objectives and on an assessment of individual contribution during the year.

CHANGE OF CONTROL PLAN

     Effective as of October 26, 1999, our Board of Directors established the Change of Control Plan pursuant to which, upon a change of control all employees, including executive officers, will be entitled to receive "stay-on" bonuses in the amount of 125% of the employee's regular target bonus percentage. In addition, a change of control will cause all stock options, phantom stock and other employee benefits to become fully vested.

     Further, if we or our successor terminates employees, other than executive officers, within one year of the change of control other than for cause, as defined in the Change of Control Plan, or our employees suffer a significant adverse change in employment, a reduction in salary or relocation of more than 30 miles, these employees will be entitled to severance benefits in the form of a lump sum payment calculated pursuant to a formula based upon each employee's base salary and years of service. The calculation of lump sum payments for executive officers is stated in their respective employment agreements.

     A "change of control" is deemed to occur if either:

     o a person, entity or group other than us or our affiliate acquires 20% or more of the combined voting power of our then outstanding voting securities,

     o    a reorganization, merger, consolidation or liquidation is approved; or

     o the individuals constituting our Board of Directors on October 26, 1999 cease to constitute a majority of our Board of Directors unless the election of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as a Part of this Report

1.  FINANCIAL STATEMENTS:

                                                                                                         PAGE
                                                                                                         ----
Index to Financial Statements...................................................................         F-1
Report of Independent Auditors..................................................................         F-2
Consolidated Balance Sheets As of December 31, 2002 and 2001....................................         F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001(as restated)           F-5
   and 2000.....................................................................................
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Period           F-6
   January 1, 2000 to December 31, 2002.........................................................
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000......         F-8
Notes to Consolidated Financial Statements......................................................         F-9
Supplemental Information on Natural Gas and Oil Exploration, Development and
   Production Activities (Unaudited) ...........................................................         F-29
Quarterly Financial Information (Unaudited).....................................................         F-33

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.

2.   EXHIBITS:

     (a) See Index of Exhibits on page F-34 for a description of the exhibits filed as a part of this report.

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K filed on March 25, 2002 to provide new information regarding hedges for the years ended December 31, 2002 and 2003 in Item 5. - Other Events

          Current Report on Form 8-K filed April 5, 2002 to provide information regarding change of certifying accountant in Item 4. - Changes in Registrant's Certifying Accountant

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE HOUSTON EXPLORATION COMPANY

                                      By:  /s/ William G. Hargett
                                           -------------------------------------
                                           William G. Hargett
Date: February 20, 2003                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

SIGNATURE                          TITLE                                                DATE
---------                          -----                                                ----
/s/ William G. Hargett             President, Chief Executive Officer and Director      February 20, 2003
-------------------------------    (Principal Executive Officer)
    William G. Hargett

/s/ John H. Karnes                 Senior Vice President and Chief Financial Officer    February 20, 2003
-------------------------------    (Principal Financial Officer)
    John H. Karnes

/s/ James F. Westmoreland          Vice President, Chief Accounting Officer and         February 20, 2003
-------------------------------    Secretary  (Principal Accounting Officer)
James F. Westmoreland

/s/ Robert B. Catell               Chairman of the Board of Directors                   February 20, 2003
-------------------------------
    Robert B. Catell

/s/ Gordon F. Ahalt                Director                                             February 20, 2003
-------------------------------
    Gordon F. Ahalt

/s/ Robert J. Fani                 Director                                             February 20, 2003
-------------------------------
    Robert J. Fani

/s/ David G. Elkins                Director                                             February 20, 2003
-------------------------------
    David G. Elkins

/s/ Harold R. Logan                Director                                             February 20, 2003
-------------------------------
    Harold R. Logan, Jr.

/s/ Gerald Luterman                Director                                             February 20, 2003
-------------------------------
    Gerald Luterman

/s/ H. Neil Nichols                Director                                             February 20, 2003
-------------------------------
    H. Neil Nichols

/s/ James Q. Riordan               Director                                             February 20, 2003
-------------------------------
    James Q. Riordan

/s/ Donald C. Vaughn               Director                                             February 20, 2003
-------------------------------
    Donald C. Vaughn

                                 CERTIFICATIONS

I, William G. Hargett, certify that:

1. I have reviewed this annual report on Form 10-K of The Houston Exploration Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

                                      /s/ William G. Hargett
                                      ------------------------------------------
                                      William G. Hargett
                                      President and Chief Executive Officer

                                 CERTIFICATIONS

I, John H. Karnes, certify that:

1. I have reviewed this annual report on Form 10-K of The Houston Exploration Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

                                   /s/ John H. Karnes
                                   ---------------------------------------------
                                   John H. Karnes
                                   Vice President and Chief Financial Officer

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

                          GLOSSARY OF OIL AND GAS TERMS


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

                          GLOSSARY OF OIL AND GAS TERMS


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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Auditors..................................................................         F-2
Consolidated Balance Sheets As of December 31, 2002 and 2001....................................         F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 (as restated)
and 2000........................................................................................         F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Period
      January 1, 2000 to December 31, 2002......................................................         F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000......         F-8
Notes to Consolidated Financial Statements......................................................         F-9

                         REPORT OF INDEPENDENT AUDITORS

         We have audited the accompanying consolidated balance sheets of The Houston Exploration Company (a Delaware corporation and an indirect 66% owned subsidiary of KeySpan Corporation) and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income(loss) and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 4, 2002, which included an emphasis of matter paragraph relating to the adoption of a new accounting standard. Those auditors reported on such financial statements prior to the restatement discussed in Note 11.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, on January 1, 2001.

         As discussed in Note 11 to the consolidated financial statements, the 2001 financial statements have been restated for the effects of transportation expenses under Emerging Issues Task Force ("EITF") Issue No. 00-10 and certain disclosures relating to the adoption of SFAS No. 133.

         As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 11, those consolidated financial statements have been reclassified to effect EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". We audited the adjustments described in Note 11 that were applied to conform the 2000 consolidated financial statements to comparative presentation required by EITF Issue No. 00-10. Our audit procedures with respect to the 2000 disclosures in Note 11 included (i) comparing the amounts shown as transportation costs to the Company's underlying accounting analysis obtained from management, and (ii) on a test basis, comparing the amounts comprising the transportation costs obtained from management to independent supporting documentation, and (iii) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2000 financial statements taken as a whole.

                              DELOITTE & TOUCHE LLP

Houston, Texas
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP, which has ceased operations, and has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP reported on such financial statements prior to the restatements discussed in Note 11 for the application of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and certain disclosures relating to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.


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

                               ARTHUR ANDERSEN LLP

New York, New York
February 4, 2002

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                   --------------------------------
                                                                                      2002                 2001
                                                                                   -----------          -----------
                                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Cash and cash equivalents ................................................         $    18,031          $     8,619
Accounts receivable ......................................................              81,313               43,847
Accounts receivable -- Affiliate .........................................               3,106                  635

Derivative financial instruments .........................................                  --               53,771

Inventories ..............................................................               1,432                1,149
Prepayments and other ....................................................               7,596                2,959
                                                                                   -----------          -----------
          Total current assets ...........................................             111,478              110,980
Natural gas and oil properties, full cost method
  Unevaluated properties .................................................              96,192              177,987
  Properties subject to amortization .....................................           1,828,160            1,493,293
Other property and equipment .............................................              10,699                8,265
                                                                                   -----------          -----------
                                                                                     1,935,051            1,679,545
Less: Accumulated depreciation, depletion and amortization ...............            (912,637)            (740,784)
                                                                                   -----------          -----------
                                                                                     1,022,414              938,761
Other assets .............................................................               4,924                9,351
                                                                                   -----------          -----------
          TOTAL ASSETS ...................................................         $ 1,138,816          $ 1,059,092
                                                                                   ===========          ===========
LIABILITIES:
Accounts payable and accrued expenses ....................................         $    78,175          $    76,666
Derivative financial instruments .........................................              35,005                   --
                                                                                   -----------          -----------

          Total current liabilities ......................................             113,180               76,666
Long-term debt and notes .................................................             252,000              244,000
Deferred federal income taxes ............................................             175,963              172,169
Derivative financial instruments .........................................               3,767                   --
Other deferred liabilities ...............................................               1,117                  376
                                                                                   -----------          -----------
          TOTAL LIABILITIES ..............................................             546,027              493,211
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and
   30,954,018 shares issued and outstanding at December 31, 2002 and
   30,463,230 shares issued and outstanding at December 31, 2001 .........                 310                  305
Additional paid-in capital ...............................................             353,454              336,977
Unearned compensation ....................................................                (107)                (192)
Retained earnings ........................................................             264,334              193,840
Accumulated other comprehensive income (loss) ............................             (25,202)              34,951
                                                                                   -----------          -----------
          TOTAL STOCKHOLDERS' EQUITY .....................................             592,789              565,881
                                                                                   -----------          -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................         $ 1,138,816          $ 1,059,092
                                                                                   ===========          ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2002           2001          2000
                                                              ---------      ---------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            As Restated
REVENUES:
  Natural gas and oil revenues ..........................     $ 344,295      $ 387,156     $ 277,487
  Other .................................................         1,086          1,353         1,738
                                                              ---------      ---------     ---------
          Total revenues ................................       345,381        388,509       279,225
OPERATING EXPENSES:
  Lease operating expense ...............................        33,976         25,291        23,553
  Severance tax .........................................         9,487         11,035         9,757
  Transportation expense ................................         9,317          7,652         6,892
  Depreciation, depletion and amortization ..............       171,610        128,736        89,239
  Writedown in carrying value of natural gas and oil ....            --          6,170            --
properties
  General and administrative, net .......................        13,077         17,110         8,928
                                                              ---------      ---------     ---------
          Total operating expenses ......................       237,467        195,994       138,369
Income from operations ..................................       107,914        192,515       140,856
Other (income) expense ..................................        (9,070)           119         1,752
Interest expense, net ...................................         7,398          2,992        11,361
                                                              ---------      ---------     ---------
Income before income taxes ..............................       109,586        189,404       127,743
Provision for federal income taxes ......................        39,092         66,803        42,485
                                                              ---------      ---------     ---------
NET INCOME ..............................................     $  70,494      $ 122,601     $  85,258
                                                              =========      =========     =========

Net income per share - basic ............................     $    2.31      $    4.06     $    3.06
                                                              =========      =========     =========
Net income per share - fully diluted ....................     $    2.28           4.00     $    3.02
                                                              =========      =========     =========

Weighted average shares outstanding - basic .............        30,569         30,228        27,860
Weighted average shares outstanding - fully diluted .....        30,878         30,645        28,213

                   The accompanying notes are an integral part of these consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK       ADDITIONAL                 RETAINED       OTHER         TOTAL
                                           ---------------------   PAID-IN      UNEARNED     EARNINGS   COMPREHENSIVE  STOCKHOLDERS'
                                             SHARES      $ VALUE   CAPITAL    COMPENSATION   (DEFICIT)   INCOME(LOSS)     EQUITY
                                           -----------   -------  ----------  ------------   ---------  -------------  -------------
BALANCE JANUARY 1, 2000                     23,923,020   $   239   $231,370     $     --     $(14,019)    $     --      $ 217,590
Issuance of common stock, par value
   $0.01(1)(2)                               5,906,030        59     93,835                                                93,894
Comprehensive Income:
   Net income                                                                                  85,258                      85,258
                                                                                                                        ---------
Total comprehensive income                                                                                                 85,258
                                           -----------   -------   --------     --------     --------     --------      ---------

BALANCE DECEMBER 31, 2000                   29,829,050   $   298   $325,205     $     --     $ 71,239     $     --      $ 396,742
Issuance of common stock, par value
   $0.01(1)                                    624,180         6     10,183                                                10,189
Issuance of restricted common stock,
   par value $0.01(3)                           10,000         1        255         (256)
Amortization of restricted stock                                                      64                                       64
Tax benefit from exercise of
   non-qualified Stock options                                        1,334                                                 1,334
Comprehensive income:
   Net income
   Other comprehensive income (as
    restated)(4):                                                                             122,601                     122,601
     Cumulative effect of accounting
       change for derivative instruments,
       net of tax benefit of $26,274                                                                       (48,795)       (48,795)
     Derivative settlements reclassified
       to income, net of tax benefit of
       $4,524                                                                                               (8,402)        (8,402)
     Unrealized gain due to change in
       fair value of derivative
       instruments, net of tax expense
       of $49,618                                                                                           92,148         92,148
                                                                                                                        ---------
Total comprehensive income                                                                                                157,552
                                           -----------   -------   --------     --------     --------     --------      ---------
BALANCE DECEMBER 31, 2001                   30,463,230   $   305   $336,977     $   (192)    $193,840     $ 34,951      $ 565,881

Issuance of common stock, value $0.01(1)       490,788         5      9,663                                                 9,668
Contributed capital from KeySpan(5)                                   2,039                                                 2,039
Amortization of restricted stock                                                      85                                       85
Tax benefit from exercise of
   non-qualified stock options                                        4,775                                                 4,775
Comprehensive income:
   Net income                                                                                  70,494                      70,494
   Other comprehensive income:
     Derivative settlements reclassified
       to income, net of tax benefit of
       $5,725                                                                                              (10,633)       (10,633)
     Unrealized loss due to change in
       fair value of derivative
       instruments, net of tax benefit
       of $26,665                                                                                          (49,520)       (49,520)
                                                                                                                        ---------
Total comprehensive income (loss)                                                                                          10,341
                                           -----------   -------   --------     --------     --------     --------      ---------
BALANCE AT DECEMBER 31, 2002                30,954,018   $   310   $353,454     $   (107)    $264,334     $(25,202)     $ 592,789
                                           ===========   =======   ========     ========     ========     ========      =========

----------

(1) Common stock issued through the exercise of stock options. See Note 4 - Stock Option Plans.

(2) Includes 5,085,177 shares issued on March 31, 2000 to our majority stockholder, KeySpan Corporation, pursuant to the conversion of $80 million in outstanding borrowings under a revolving credit facility with KeySpan. See Note 3 - Stockholders' Equity - KeySpan Credit Facility and Conversion.

(3) Restricted stock issued to our President and Chief Executive Officer in April 2001 at $25.58 per share. See Note 6 - Related Party Transactions - Transactions with Our Executives

(4) Comprehensive income for the year ended December 31, 2001 has been restated to present the individual components for 2001 in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities," as amended. See Note 11 - Restatements and Reclassifications - Adoption of SFAS No. 133.

(5) Excess fair market value of oil and gas properties purchased from KeySpan in October 2002. See Note 6 - Related Party Transactions - Acquisition of KeySpan Joint Venture Assets.


                   The accompanying notes are an integral part of these consolidated financial statements

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                2002             2001            2000
                                                                             ---------        ---------        ---------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ...........................................................       $  70,494        $ 122,601        $  85,258
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation, depletion and amortization ...........................         171,610          128,736           89,239
  Writedown in carrying value of natural gas and oil properties ......              --            6,170               --
  Deferred income tax expense ........................................          39,860           67,643           43,303
  Stock compensation expense .........................................              85               64               --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .........................         (39,937)          70,119          (67,369)
  (Increase) decrease in inventories .................................            (283)             774             (954)
  Increase in prepayments and other ..................................          (4,637)          (1,046)            (831)
  Decrease (increase) in other assets ................................           4,427           (5,469)            (300)
  Increase in deferred liabilities ...................................             741              140               83
  Increase (decrease) in accounts payable and accrued expenses .......           1,509          (31,700)          52,362
                                                                             ---------        ---------        ---------
Net cash provided by operating activities ............................         243,869          358,032          200,791

INVESTING ACTIVITIES:
Investment in property and equipment .................................        (257,436)        (368,277)        (184,512)
Dispositions and other ...............................................           5,311               --               --
                                                                             ---------        ---------        ---------
Net cash used in investing activities ................................        (252,125)        (368,277)        (184,512)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................................          79,000          172,000           32,000
Repayments of long-term borrowings ...................................         (71,000)        (173,000)         (68,000)
Proceeds from issuance of common stock ...............................           9,668           10,189           13,894
                                                                             ---------        ---------        ---------
Net cash provided by (used in) financing activities ..................          17,668            9,189          (22,106)

Increase (decrease) in cash and cash equivalents .....................           9,412           (1,056)          (5,827)

Cash and cash equivalents, beginning of year .........................           8,619            9,675           15,502
                                                                             ---------        ---------        ---------

Cash and cash equivalents, end of year ...............................       $  18,031        $   8,619        $   9,675
                                                                             =========        =========        =========

SUPPLEMENTAL INFORMATION:
Cash paid for interest ...............................................       $  14,906        $  14,777        $  25,490
                                                                             =========        =========        =========

Cash (refund) payment of federal income taxes ........................       $    (400)       $     475        $      --
                                                                             =========        =========        ---------


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. Our operations are focused in South Texas, in the Gulf of Mexico and in the Arkoma Basin of Oklahoma and Arkansas.

     At December 31, 2002, our net proved reserves were 650 billion cubic feet equivalent or Bcfe, with a present value, discounted at 10% per annum, of cash flows before income taxes of $1.3 billion. Our reserves are fully engineered on an annual basis by independent petroleum engineers. Our focus is natural gas. Approximately 94% of our net proved reserves at December 31, 2002 were natural gas, approximately 69% of which were classified as proved developed. We operate approximately 85% of our properties.

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 34% of our shares to the public with KeySpan retaining the balance. As of December 31, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

Principles of Consolidation

     The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Seneca Upshur Petroleum Company. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant financial estimates are based on remaining proved natural gas and oil reserves. Estimates of proved reserves are key components of our depletion rate for natural gas and oil properties and our full cost ceiling test limitation. See
Note 12 - Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities (Unaudited). Because there are numerous uncertainties inherent in the estimation process, actual results could differ from the estimates.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share

     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

     Under the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, our earnings per share are as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                 2002             2001             2000
                                                                               --------         --------         --------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ...........................................................         $ 70,494         $122,601         $ 85,258
                                                                               ========         ========         ========
Weighted average shares outstanding ..................................           30,569           30,228           27,860
Add dilutive securities:
  Options ............................................................              309              417              353
                                                                               --------         --------         --------
Total weighted average shares outstanding and dilutive securities ....           30,878           30,645           28,213
                                                                               ========         ========         ========


Net income per share - basic .........................................         $   2.31         $   4.06         $   3.06
Net income per share - fully diluted .................................         $   2.28         $   4.00         $   3.02

     For the years ended December 31, 2002, 2001 and 2000, the calculation of shares outstanding for fully diluted EPS does not include the effect of outstanding stock options to purchase 1,880,029, 1,182,843 and 973,616 shares respectively, because the exercise price of these shares was greater than the average market price for the year, which would have an antidulitive effect on EPS.

Natural Gas and Oil Properties

     Full Cost Accounting. We use the full cost method to account for our natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool". Capitalized costs include costs of all unproved properties, internal costs directly related to our natural gas and oil activities and capitalized interest. We amortize these costs using a unit-of-production method. We compute the provision for depreciation, depletion and amortization quarterly by multiplying production for the quarter by a depletion rate. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Unevaluated properties and related costs are excluded from our amortization base until we have made a determination as to the existence of proved reserves. We review our unevaluated properties at the end of each quarter to determine if the costs incurred should be reclassified to the full cost pool and thereby subject to amortization. Our amortization base includes estimates for future development costs as well as future abandonment and dismantlement costs. Sales of natural gas and oil properties are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held flat over the life of the reserves. We use derivative financial instruments that qualify for hedge accounting under SFAS No. 133 to hedge against the volatility of natural gas prices, and in accordance with current Securities and Exchange Commission guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. In calculating the ceiling test at December 31, 2001, we estimated, using a wellhead price of $2.38 per Mcf, that our capitalized costs exceeded the ceiling limitation by $6.2 million ($4.0 million after tax). As a result, we reduced or "wrote down" the carrying value of our full cost pool and incurred a charge to earnings of $6.2 million ($4.0 million, after tax). Natural gas prices continue to be volatile and the risk that we will be required to writedown our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

     In calculating our ceiling test at December 31, 2002 and 2000, we estimated, using a wellhead price of $4.35 per Mcf and $9.55 per Mcf, respectively, that we had a full cost ceiling "cushion" at each of the respective balance sheet dates, whereby the carrying value of our full cost pool was less that the ceiling limitation by $279.4 million (after tax) for 2002 and $1.4 billion (after tax) for 2000. No writedown is required when a cushion exists.

     Proceeds from the dispositions of natural gas and oil properties are recorded as reductions of capitalized costs, with no gain or loss recognized, unless the adjustments significantly alter the relationship of unamortized capitalized costs and total proved reserves.

Cash and Cash Equivalents

     We consider all highly liquid short-term investments with original maturities of 90 days or less to be cash equivalents.

Other Property and Equipment

     Other property and equipment includes the costs of West Virginia gathering facilities which are depreciated using the unit-of-production basis utilizing estimated proved reserves accessible to the facilities. Also included in other property and equipment are costs of office furniture, fixtures and computer equipment and other office equipment which are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging between two to five years.

Income Taxes

     We determine deferred taxes based on the estimated future tax effect of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. These differences relate primarily to

     o intangible drilling and development costs associated with natural gas and oil properties, which are capitalized and amortized for financial reporting purposes and expensed as incurred for tax reporting purposes and

     o provisions for depreciation and amortization for financial reporting purposes that differ from those used for income tax reporting purposes.

Inventories

     Inventories consist primarily of tubular goods used in our operations and are stated at the lower of the specific cost of each inventory item or market value.

General and Administrative Costs and Expenses

     We receive reimbursement for administrative and overhead expenses incurred on behalf of other working interest owners on properties we operate. These reimbursements totaling $1.8 million, $1.2 million, and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, were allocated as reductions to general and administrative expenses. Included in reimbursements received during 2000 are general and administrative reimbursements received from KeySpan pursuant to the joint exploration agreement with KeySpan, (see Note 6 - Related Party Transactions - KeySpan Joint Venture) of $2.5 million. The capitalized general and administrative costs directly related to our acquisition, exploration and development activities, during 2002, 2001 and 2000, aggregated $13.2 million, $12.8 million, and $9.6 million, respectively.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

     We capitalize interest related to our unevaluated natural gas and oil properties and some properties under development which are not currently being amortized. For the years ended December 31, 2002, 2001 and 2000, we capitalized interest costs of $8.0 million, $12.0 million, $13.7 million, respectively.

Revenue Recognition and Gas Imbalances

     We use the entitlements method of accounting for the recognition of natural gas and oil revenues. Under this method of accounting, income is recorded based on our net revenue interest in production or nominated deliveries. We incur production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over-and under deliveries or by cash settlement, as required by applicable contracts. Production imbalances are marketed-to-market at the end of each month using market prices as of the end of the period. Our production imbalances represented a net asset of $33,000 at December 31, 2002 and a net liability of $376,000 at December 31, 2001, respectively.

Financial Instruments

     The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. On the balance sheet, we report cash and cash equivalents, accounts receivable and accounts payable at cost or carrying value, which approximates fair value due to the short maturity of these instruments. See Note 2 - Long-term Debt and Notes for fair value of our debt. Pursuant to our adoption of SFAS No. 133 on January 1, 2001, our derivative financial instruments are reported on the balance sheet at fair market value.

Hedging Contracts

     We utilize derivative commodity instruments to hedge future sales prices on a portion of our natural gas production in order to achieve a more predictable cash flow and to reduce our exposure to adverse price fluctuations. Our derivatives are not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues from possible favorable price movements. Hedging instruments that we use include swaps, costless collars and options, which we generally place with major financial institutions that we believe are minimal credit risks. Our hedging strategies meet the criteria for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, we mark-to-market our derivative instruments at the end of each quarter, and defer the effective portion of the gain or loss on the change in fair value of our derivatives in accumulated other comprehensive income, a component of stockholders' equity. We recognize gains and losses when the underlying transaction is completed, at which time these gains and losses are reclassified from accumulated other comprehensive income and included in earnings as a component of natural gas revenues in accordance with the underlying hedged transaction. If hedging instruments cease to meet the criteria for deferred recognition, any gains or losses would be currently recognized in earnings. See Note 7 -- Hedging Contracts summary of our derivative contracts and the fair market value of those contracts as of December 31, 2002 and 2001.

Concentration of Credit Risk

     Substantially all of our accounts receivable result from natural gas and oil sales or joint interest billings to third parties in the oil and gas industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, we have not experienced credit losses on these receivables, however, recent market conditions resulting in downgrades to credit ratings of energy merchants have affected the liquidity of several of our purchasers. During the third quarter of 2002, we discontinued selling our natural gas and oil to several energy merchants that received downgrades to their credit ratings. We are continuing to sell gas to companies that have posted letters of credit to secure their performance under the purchase contracts. We have not experienced credit loss from any of these purchasers. Based on the current demand for natural gas and oil, we do not expect that termination of sales to previous purchasers would have a material adverse effect on our ability to sell our production at favorable market prices.

     Further, our natural gas futures and swap contracts also expose us to credit risk in the event of nonperformance by counterparties. Generally, these contracts are with major investment grade financial institutions and historically we have not experienced material credit losses. We believe that our credit risk related to the natural gas futures and swap contracts

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is no greater than the risk associated with the primary contracts and that the elimination of price risk reduces volatility in our reported results of operations, financial position and cash flows from period to period and lowers our overall business risk; but, as a result of our hedging activities we may be exposed to greater credit risk in the future.

Stock Options

     Historically, we have accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of common stock at the date of the grant over the amount the employee must pay to acquire the common stock. If the exercise price of a stock option is equal to the fair market value at the time of grant, no compensation expense is incurred. See Note 4 -- Employee Benefit and Stock Plans -- Fair Value of Employee Stock-Based Compensation for disclosure had stock options been accounted for based upon the fair value provisions of the SFAS No. 123, as amended, "Accounting for Stock-Based Compensation." On January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 proposes three alternatives transition methods for adopting the fair value method under SFAS No. 123:

     o Prospective Method - recognize fair value expense for all awards granted in the year of adoption but not previous awards;

     o Modified Prospective Method - recognize fair value expense for the unvested portion of all stock options granted, modified, or settled since 1994 (i.e., the unvested portion of the prior awards or those granted in the year of adoption must be recorded using the fair value method); and

     o Retroactive Restatement Method - similar to the Modified Prospective Method except that all prior periods are restated.

We adopted SFAS No. 123 using the Prospective Method and as a result will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003. We do not expect the adoption of the provisions of SFAS No. 123 to have a material impact on our financial position, results of operations or cash flows.

New Accounting Pronouncements

     SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 takes effect January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortize these costs as a component of our depletion expense.

     We have completed our assessment of SFAS No. 143. At December 31, 2002, we estimate that the present value of our future Asset Retirement Obligation ("ARO") for natural gas and oil property and related equipment is approximately $57 million. We estimate that the cumulative effect of our adoption of SFAS No. 143 and the change in accounting principle will be a charge to net income during the first quarter of 2003 of $4.3 million, $2.8 million net of taxes.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment to FASB Statement No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. At this time, we do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December 2002 and the transition guidance and annual disclosure provisions are effective for us for the year ended December 31, 2002. SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. We adopted SFAS No. 148 for 2002 and on January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis and as a result, we will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003.

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                                     DECEMBER 31,
                                                               -------------------------
                                                                 2002             2001
                                                               --------         --------
                                                                    (in thousands)
SENIOR DEBT:
Bank revolving credit facility, due July 2005 ............     $152,000         $144,000
SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due January 2008 .......      100,000          100,000
                                                               --------         --------
     Total long-term debt and notes ......................     $252,000         $244,000
                                                               ========         ========

     The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At December 31, 2002, the quoted market value of the Company's $100 million of 8 5/8% Senior Subordinated Notes was 103.8% of the $100 million carrying value or $103.8 million.

Credit Facility

     New Credit Facility. We entered into a new revolving bank credit facility, dated as of July 15, 2002 with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The new credit facility replaced our previous $250 million revolving bank credit facility, and provides us with an initial commitment of $300 million. The initial $300 million commitment may be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The new credit facility is subject to borrowing base limitations and the borrowing base has been set at $300 million. Our borrowing base will be redetermined semi-annually, with the next redetermination scheduled for April 1, 2003. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The new credit facility matures July 15, 2005, is unsecured and with the exception of trade payables, ranks senior to all of our existing debt. Following the closing of the new revolving credit facility on July 18, 2002, funds were drawn on the new facility and used to repay total outstanding borrowings under the previous credit facility of $170 million. At December 31, 2002, $152 million in borrowings were outstanding under the new revolving credit facility and $0.4 million was outstanding in letter of credit obligations.

     Interest is payable on borrowings under our revolving bank credit facility, as follows:

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest is payable on base rate loans on the last day of each calendar quarter. Interest on fixed rate loans is generally payable at maturity or at least every 90 days if the term of the loan exceeds three months. In addition to interest, we must pay a quarterly commitment fee of between 0.30% and 0.50% per annum on the unused portion of the borrowing base.

     Our revolving bank credit facility contains negative covenants that place restrictions and limits on, among other things, the incurrence of debt, guaranties, liens, leases and certain investments. The credit facility also restricts and limits our ability to pay cash dividends, to purchase or redeem our stock and to sell or encumber our assets. Financial covenants require us to, among other things:

     o maintain a ratio of earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) to cash interest payments of at least 3.00 to 1.00;

     o maintain a ratio of total debt to EBITDA of not more than 3.50 to 1.00; and

     o not hedge more than 70% of our natural gas production during any 12-month period

As of December 31, 2002, we were in compliance with all covenants.

     Previous Credit Facility. We maintained our previous revolving bank credit facility with a syndicate of lenders led by JPMorgan Chase, National Association. The credit facility, as amended, provided a maximum commitment of $250 million, subject to borrowing base limitations. Our borrowing base amount was $250 million prior to repayment. Up to $2.0 million of the borrowing base was available for the issuance of letters. The credit facility was due to mature on April 15, 2003 and was unsecured.

Interest was payable on borrowings under the previous credit facility as follows:

     o on base rate loans, at a fluctuating rate, or base rate, equal to the greater of the Federal Funds rate plus 0.5% or JP Morgan Chase's prime rate, or

     o on fixed rate loans, a fixed rate equal to a quoted LIBOR rate plus a variable margin of 0.875% to 1.625%, depending on the amount outstanding under the credit facility.

Interest was payable at calendar quarters for base rate loans and at the earlier of maturity or three months from the date of the loan for fixed rate loans. In addition, the credit facility required a commitment fee of:

     o between 0.25% and 0.375% per annum on the unused portion of the designated borrowing base, and

     o an additional fee equal to 33% of the commitment fee on the daily average amount by which the total amount of commitments exceeds the designated borrowing base.

Senior Subordinated Notes

     On March 2, 1998, we issued $100 million of 8 5/8% senior subordinated notes due January 1, 2008. The notes bear interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. We may redeem the notes at our option, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.313% in 2003 to 0% in 2006. Upon the occurrence of a change of control, we will be required to offer to purchase the notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any. A "change of control" is:

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- STOCKHOLDERS' EQUITY

KeySpan Credit Facility and Conversion

     On March 31, 2000, we converted $80 million of borrowings that were outstanding under a revolving credit facility with KeySpan into 5,085,177 shares of our common stock at a conversion price of $15.732 per share. The revolving credit facility was entered into in November 1998 to fund the acquisition of our Mustang Island A31/32 Field. Upon conversion on March 31, 2000, KeySpan's ownership interest in our company increased from 64% to 70%. At December 31, 2002 KeySpan's ownership in our company was 66% with the decrease attributable to an increase in our common shares outstanding due to the exercise of stock options subsequent to the conversion transaction. The conversion price was determined based upon the average of the closing prices of our common stock, rounded to three decimal places, as reported under "NYSE Composite Transaction Reports" in the Wall Street Journal during the 20 consecutive trading days ending three trading days prior to March 31, 2000. The conversion of the revolving credit facility and the corresponding issuance of additional shares of our common stock to KeySpan was approved by our stockholders at our annual meeting held April 27, 1999. Borrowings under the facility bore interest at LIBOR plus 1.4% and we incurred a quarterly commitment fee of 0.125% on the unused portion of the maximum commitment. The credit facility terminated on March 31, 2000. For the year ended December 31, 2000, we incurred $1.5 million in interest and fees to KeySpan.

NOTE 4 -- EMPLOYEE BENEFIT AND STOCK AND OPTION PLANS

Deferred Compensation Plan

     In November 2002, our Board of Directors adopted a deferred compensation plan for the benefit of our employees. The plan is intended to supplement our 401(k) plan by allowing highly compensated employees to save on a tax deferred basis a portion of their eligible compensation subject to limitations imposed by the plan. Under the terms of the plan, employees who have made the maximum allowable contribution to their 401(k) accounts for any year ($11,000 per year or $12,000 per year for employees over 50 years of age for 2002) may elect to defer an additional portion of their compensation into the deferred compensation plan. We match 100% of each employee's deferral up to an aggregate contribution of 12.5% under both the 401(k) plan and the deferred compensation plan. During 2002, we made matching contributions totaling $0.5 million to the deferred compensation plan. Employer contributions vest 20% per year and become fully vested after a 5 year period. All contributions to the plan are held in trust and invested, at the direction of the employee, in various investment funds, including company stock. Participants are entitled to distribution of their deferrals and the vested portion of our matching contributions at predetermined future dates or upon termination of their employment.

401(k) Profit Sharing Plan

     We maintain a 401(k) Profit Sharing Plan for our employees. Under the 401(k) plan, eligible employees may elect to have us contribute on their behalf up to 12.5% of their base compensation (subject to limitations imposed under the Internal Revenue Code of 1986, as amended) on a before tax basis. We make a matching contribution of $1.00 for each $1.00 of employee deferral, subject to limitations imposed by the 401(k) plan and the Internal Revenue Service. The amounts contributed under the 401(k) plan are held in a trust and invested among various investment funds, including the Company's common stock, in accordance with the directions of each participant. An employee's salary deferral contributions under the 401(k) plan are 100% vested. Our matching contributions vest at the rate of 20% per year of service. Participants are entitled to payment of their vested account balances upon termination of employment. We made contributions to the 401(k) plan of $0.7 million, 0.7 million, and $0.6 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

Supplemental Executive Retirement Plan

     We maintain an unfunded, non-qualified Supplemental Executive Retirement Plan. Currently, the only beneficiary is our former President and Chief Executive Officer, James G. Floyd. Upon Mr. Floyd's retirement March 31, 2001, he became entitled to receive payment of $100,000 per year for life. If Mr. Floyd predeceases his spouse, 50% of his retirement plan benefit will continue to be paid to his surviving spouse for her life. We incurred expenses of approximately $105,000, $113,000, and $123,000, respectively, during the years ended December 31, 2002, 2001 and 2000 related to this retirement plan. Annual expense incurred is greater than annual distribution due to the actuarial estimate of the future liability. Employee Annual Incentive Compensation Plan

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We maintain an Annual Incentive Compensation Plan that provides an annual incentive bonus to all full-time employees if certain performance goals are met during the year. The plan is administered by our Chief Executive Officer on behalf of our Board of Directors and the Compensation Committee. Annual objectives and incentive opportunity levels are established and approved by the Compensation Committee. Incentive awards are earned based on our actual performance in relation to pre-established objectives and on an assessment of individual contribution during the year.

Incentive Compensation Plan for Non-Employee Directors

     We maintain an incentive compensation plan for non-employee, non-affiliated directors, which was adopted by our Board of Directors in October 1997 and under which participants may defer current compensation in the form of phantom stock rights that are tied to the market price of the common stock on the date services are performed. Phantom stock rights are exchanged for a cash distribution upon retirement.

Stock and Option Plans

     We have three stock options plans, together our ("Stock Plans"): (i) 1996 Stock Option Plan which was adopted at the completion of our initial public offering in September 1996, amended and approved by the stockholders in 1997;
(ii) 1999 Non-Qualified Stock Option Plan adopted by our Board of Directors in October 1999; and (iii) 2002 Incentive Stock Plan adopted in January 2002 and approved by the stockholders in May 2002. All our employees, directors, consultants and advisors are eligible to participate in our Stock Plans, with the exception of executive officers who are not eligible to participate in the 1999 Plan. Options granted under our Stock Plans expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date, with the exception of options granted to non-employee directors whose options vest immediately upon grant. All grants are made at the closing price of our common stock as reported on the NYSE on the date of grant. The 1996 and 2002 Plans allow for the grant of both incentive stock options and non-qualified stock options. Common stock issued through the exercise of non-qualified options will result in a tax deduction for us which is equal to the taxable gain recognized by the optionee. Generally, we will not receive an income tax deduction for incentive based options. In addition to stock options, the 2002 Plan allows for the grant of restricted stock. In addition to stock options, the 2002 Plan currently has 300,000 shares reserved for the grant of restricted stock. As of December 31, 2002, no grants of restricted stock have been made under the 2002 Plan.

     The table below summarizes all our Stock Plans at December 31, 2002.

                                               2002 PLAN       1999 PLAN       1996 PLAN      TOTAL PLANS
                                               ---------       ---------       ---------      -----------
Options authorized .....................       1,500,000         800,000       3,033,912       5,333,912
Options granted
      Incentive stock options ..........          33,268              --       1,032,302       1,065,570
                                                               =========
      Non-qualified stock options ......         560,682         799,434       2,001,281       3,361,397
                                               ---------       ---------       ---------       ---------
           Total grants ................         593,950         799,434       3,033,583       4,426,967
                                               ---------       ---------       ---------       ---------
Options available for grant ............         906,050             566             329         906,945
                                               =========       =========       =========       =========

Total exercised ........................              --          85,910       1,919,391       2,005,301
                                               =========       =========       =========       =========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below sets forth a summary of activity during the respective years for all of our stock option plans.

                                                                              YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                           2002                        2001                        2000
                                                  ------------------------   -------------------------   -------------------------
                                                    SHARES       PRICE(1)      SHARES       PRICE(1)       SHARES        PRICE(1)
                                                  ----------   -----------   -----------   -----------   -----------   -----------
Options outstanding January 1 ..............       2,164,448   $     24.81     1,660,745   $     17.99     2,380,058   $     17.41
  Granted ..................................         754,059         30.14     1,129,871         30.15       106,000
                                                                                                                             22.71
  Exercised ................................        (490,788)        19.70      (624,180)        16.32      (820,853)
                                                                                                                             16.93
  Forfeited ................................          (6,053)        27.77        (1,988)        29.02        (4,460)
                                                  ----------                 -----------                 -----------
                                                                                                                             18.83
Options outstanding December 31 ............       2,421,666   $     27.50     2,164,448   $     24.81     1,660,745   $     17.99
                                                  ==========                 ===========                 ==========

Options exercisable December 31 ............         848,103   $     25.12       940,929   $     21.83       721,654   $     17.43

Options available for grant December 31 ....         906,945                     155,451                                   682,698

----------

(1) Weighted average price. Grant price equal to closing market price on the NYSE on date of grant.


     The table below sets forth a summary of options granted and outstanding, their remaining contractual lives, a weighted average exercise price and the number vested and exercisable as of December 31, 2002.

                                Options Outstanding                                 Options Exercisable/Vested          Unvested
 -----------------------------------------------------------------------------     ------------------------------      ----------
      Range of             Shares                  Remaining      Weighted           Shares            Weighted          Shares
      Range of           Underlying     Year      Contractual      Average         Underlying           Average        Underlying
  Exercise Prices         Options     Granted        Life       Exercise Price      Options         Exercise Price       Options
 ----------------       -----------   -------     -----------   --------------     ----------       --------------     ----------
 $15.50 - $ 17.25           105,847     1996        4 years         $ 15.53          105,847            $ 15.53                --
 $13.13 - $ 25.00           123,500     1997        5 years           19.90          123,500              19.90                --
 $15.75 - $ 23.38           116,664     1998        6 years           19.10           70,386              18.84            46,278
 $16.94 - $ 21.00           175,926     1999        7 years           18.94          112,446              19.05            63,480
 $18.00 - $ 26.19            85,800     2000        8 years           22.65           47,100              23.22            38,700
 $22.50 - $ 37.38         1,060,379     2001        9 years           30.44          360,824              32.73           699,555
 $27.49 - $ 33.75           753,550     2002       10 years           30.14           28,000              29.58           725,550
                        -----------                                 -------         --------            -------        ----------
                          2,421,666                                 $ 27.50          848,103            $ 25.12         1,573,563

     Common stock issued through the exercise of non-qualified stock options results in a tax deduction for us that is equivalent to the compensation income recognized by the option holder. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax expense. The exercise of stock options during 2002 and 2001 resulted in a deferred tax benefit to us of approximately $4.8 million and $1.3 million for, respectively, with no deduction in 2000.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Employee Stock-Based Compensation

     We account for the incentive stock plans using the intrinsic value method prescribed under Accounting Principles Board No. 25 and accordingly we have not recognized compensation expense for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the years ended December 31, 2002, 2001 and 2000.

                                                                       YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                2002             2001             2000
                                                            -----------      -----------      -----------
                                                                (in thousands, except per share data)
Net income - as reported ..............................     $    70,494      $   122,601      $     5,258
Add:  Stock-based compensation expense included in

          Net income, net of tax ......................              55               42               --
Less:  Stock-based compensation expense determined
          using fair value method, net of tax .........          (3,502)          (3,894)          (3,560)
                                                            -----------      -----------      -----------
Net income  - pro forma ...............................     $    67,047      $   118,779      $    81,698
                                                            ===========      ===========      ===========
Net income per share - as reported ....................     $      2.31      $      4.06      $      3.06
Net income per share - fully diluted - as reported ....            2.28             4.00             3.02

Net income per share - pro forma ......................     $      2.19      $      3.93      $      2.97
Net income per share - fully diluted - pro forma ......     $      2.17             3.88             2.93

The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of future amounts. The weighted average fair values of options at their grant date during 2002, 2001 and 2000, where the exercise price equaled the market price on the grant date were $14.08, $13.45, and $10.22, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001 and 2000:

                                            YEARS ENDED DECEMBER 31,
                                          ----------------------------
                                          2002        2001        2000
                                          ----        ----        ----
Risk-free interest rate ...........       4.59%       5.80%       5.91%
Expected years until exercise .....          5           5           5
Expected stock volatility .........         46%         41%         41%
Expected dividends ................         --          --          --

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- INCOME TAXES

     The components of the federal income tax provision (benefit) are:

                                        YEARS ENDED DECEMBER 31,
                             --------------------------------------------
                               2002              2001              2000
                             --------          --------          --------
                                            (in thousands)
 Current ...........             (768)         $   (840)         $   (818)
 Deferred ..........           39,860            67,643            43,303
                             --------          --------          --------
   Total ...........         $ 39,092          $ 66,803          $ 42,485
                             ========          ========          ========

     The credit in the current provision primarily represents Section 29 tax credits (see Note 6--Related Party Transactions - Section 29 Tax Credits). As of December 31, 2002 and 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $47.5 million and 79.6 million, respectively, that may be used in future years to offset taxable income. If not utilized, these net operating losses will begin to expire in 2010.

     The following is a reconciliation of statutory federal income tax expense (benefit) to our income tax provision:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                        2002                2001               2000
                                                                     ---------           ---------          ---------
                                                                                      (in thousands)
Income before income taxes .................................         $ 109,586           $ 189,404          $ 127,743
Statutory rate .............................................                35%                 35%                35%
Income tax expense computed at statutory rate ..............            38,355              66,291             44,710
Reconciling items:
     Section 29 tax credits and other tax credits(1) .......              (804)                512             (2,225)

     Non-deductible compensation expense from 2001 .........             1,541                  --                 --
                                                                     ---------           ---------          ---------
Tax provision ..............................................         $  39,092           $  66,803          $  42,485
                                                                     =========           =========          =========

----------

(1) Year ended December 31, 2001 includes an adjustment for an under-accrual of tax expense in 2000.

Deferred Income Taxes

     The components of net deferred tax liabilities pursuant to SFAS No. 109 for the years ended December 31, 2002 and 2001 primarily represent temporary differences related to depreciation of natural gas and oil properties.

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 2002               2001
                                                              ---------          ---------
                                                                     (in thousands)
Deferred tax assets:

    Derivative instruments ..........................         $  13,570          $      --
    Alternative minimum tax credit carryforwards ....               462                962
                                                                                 ---------
    Net operating loss carryforwards ................            16,656             27,862
                                                              ---------          ---------

         Total deferred tax assets ..................            30,688             28,824

Deferred tax liabilities:
    Property and equipment ..........................         $(206,651)         $(182,173)
     Derivative instruments .........................                --            (18,820)
                                                              ---------          ---------
         Total deferred tax liabilities .............          (206,651)          (200,993)

Total deferred tax asset (liability) ................         $(175,963)         $(172,169)
                                                              =========          =========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH KEYSPAN

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

        From the inception of the joint venture in January 1999 through December 31, 2002, we drilled a total of 33 wells: 25 exploratory wells of which 21 were successful and eight development wells of which seven were successful. KeySpan spent a total of $118.3 million, with $19.0 million, $17.2 million and $46.5 million, respectively being spent during 2002, 2001 and 2000. Subsequent to the termination of the primary exploratory term of the joint venture, KeySpan's participation in additional wells was to further develop or delineate reservoirs previously discovered.

Acquisition of KeySpan Joint Venture Assets

     On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726 as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks which includes the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving credit facility. Subsequent purchase price adjustments totaled $1.2 million. Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

KeySpan Credit Facility and Conversion (See Note 3-- Stockholders' Equity)

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Houston Exploration a non-core asset. We incurred expenses relating to this review of strategic alternatives totaling $0.1 million during 2001 and $1.8 million during 2000.

Sale of Section 29 Tax Credits

In January 1997, we entered into an agreement to sell to a subsidiary of KeySpan interests in our onshore producing wells that produce from formations that qualify for tax credits under Section 29 of the Internal Revenue Code. Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. KeySpan acquired an economic interest in wells that are qualified for the tax credits and in exchange, we:

          o retained a volumetric production payment and a net profits interest of 100% in the properties,

          o    received a cash down payment of $1.4 million and

          o receive a quarterly payment of $0.75 for every dollar of tax credit utilized.

     We manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect, representing benefits received from Section 29 tax credits, was a benefit of $0.8 million for each of the years ended December 31, 2002, 2001, and 2000. The tax credits expired December 31, 2002 and under the terms of the agreement, we are required to repurchase the interests in the producing wells for KeySpan. We are planning to complete the repurchase transaction in 2003 and the repurchase price is estimated at approximately $2.0 million.

TRANSACTIONS WITH OUR EXECUTIVES

Restricted Stock Grant to President and Chief Executive

     On April 4, 2001, our Board of Directors appointed William G. Hargett to serve as our President and Chief Executive Officer and to serve on its Board of Directors. Pursuant to an employment agreement entered into on April 4, 2001 between us and Mr. Hargett, Mr. Hargett received a grant of 10,000 restricted shares of Houston Exploration common stock with a fair market value of approximately $256,000 at the time of grant. Until vested, the stock is restricted from transfer and subject to forfeiture in the event Mr. Hargett's employment is terminated. The shares vest, become nonforfeitable and freely transferable in equal one-third increments on each anniversary of the grant date. The cost of the restricted stock will be recognized in earnings as compensation expense over the stock's three-year vesting period. During 2002 and 2001 we recognized stock compensation expense of $85,000 and $64,000, respectively related to this restricted stock grant.

Employment Contracts

     We have entered into employment contracts with all eight of our executive officers. Contracts are initially set for a three year period and automatically extended one year on each anniversary unless either party gives notice within a specified number of days prior to the anniversary of the employment agreement. Executive officers receive annual salary and bonus payments pursuant to their employment contracts and if we terminate an employment agreement without cause or if the employee terminates an employment agreement with good reason, as defined in the employment agreements, we are obligated to pay the employee a lump-sum severance payment of 2.99 times the employee's then current annual rate of total compensation, as defined in the agreement, in addition to the continuation of welfare benefits for a specified time period.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Former President and Chief Executive Officer

    Prior to January 2000 our former President and Chief Executive Officer held working interests and net profits interest in various properties of our company. These interests were acquired pursuant to the terms of his employment contract. In January 2000, we agreed to exchange all of the working interests and net profits interests Mr. Floyd had acquired in our properties for an overriding royalty interest in those same properties. During 2001 and 2000, Mr. Floyd received $6.9 million and $5.4 million (net of $0.4 million in related expenses), respectively, relating to his overriding royalty interests in our properties.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- HEDGING CONTRACTS

     2002. As of December 31, 2002, we had entered into commodity price hedging contracts with respect to our production for 2003 and 2004 as listed in the tables below. Volumes and fair values are stated in thousands. The total estimated fair value of our natural gas and oil derivative instruments at December 31, 2002 was a negative $38.8 million ($25.2 million net of taxes).

NATURAL GAS HEDGES                      FIXED PRICE SWAPS                   COLLARS                       FAIR VALUE
------------------                    --------------------    ----------------------------------------  --------------
                                                   NYMEX                             NYMEX
                                      VOLUME      CONTRACT     VOLUME            CONTRACT PRICE
PERIOD                                (MMBTU)      PRICE      (MMBTU)      AVG FLOOR       AVG CEILING  $ IN THOUSANDS
------                                -------     --------    -------      ---------       -----------  --------------
January 2003.................          1,240       $ 3.194      4,495       $  3.493        $   4.954     $ (2,917)
February 2003................          1,120         3.194      4,060          3.493            4.954       (2,908)
March 2003...................          1,240         3.194      4,495          3.493            4.954       (3,187)
April 2003...................          1,200         3.194      4,500          3.476            4.909       (2,542)
May 2003.....................          1,240         3.194      4,650          3.476            4.909       (2,440)
June 2003....................          1,200         3.194      4,500          3.476            4.909       (2,446)
July 2003....................          1,240         3.194      4,650          3.476            4.909       (2,665)
August 2003..................          1,240         3.194      4,650          3.476            4.909       (2,754)
September 2003...............          1,200         3.194      4,500          3.476            4.909       (2,634)
October 2003.................          1,240         3.194      4,650          3.476            4.909       (2,782)
November 2003................          1,200         3.194      4,500          3.476            4.909       (3,377)
December 2003................          1,200       $ 3.194      4,650          3.476            4.909       (4,209)

January 2004.................             --            --      1,550          3.500            4.750         (916)
February 2004................             --            --      1,400          3.500            4.750         (759)
March 2004...................             --            --      1,550          3.500            4.750         (597)
April 2004...................             --            --      1,500          3.500            4.750         (217)
May 2004.....................             --            --      1,550          3.500            4.750         (103)
June 2004....................             --            --      1,500          3.500            4.750          (71)
July 2004....................             --            --      1,550          3.500            4.750          (83)
August 2004..................             --            --      1,550          3.500            4.750          (94)
September 2004...............             --            --      1,500          3.500            4.750          (72)
October 2004.................             --            --      1,550          3.500            4.750          (97)
November 2004................             --            --      1,500          3.500            4.750         (277)
December 2004................             --            --      1,550          3.493            4.750         (480)
                                                                                                          ---------
                                                                                                          $(38,627)
                                                                                                          ========

OIL HEDGES                             FIXED PRICE SWAPS                    COLLARS               FAIR VALUE
----------                             ------------------    ---------------------------------  --------------
                                                  NYMEX                       NYMEX
                                       VOLUME    CONTRACT    VOLUME        CONTRACT PRICE
PERIOD                                 (MBbl)     PRICE      (MBbl)    AVG FLOOR   AVG CEILING  $ IN THOUSANDS
----------                             ------    --------    ------    ---------   -----------  --------------
January 2003..................           31       $ 28.50       --         --            --        $ (77)
February 2003.................           28         28.50       --         --            --          (48)
March 2003....................           31         28.50       --         --            --          (20)
                                                                                                   -----
                                                                                                   $(145)
                                                                                                   =====

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For natural gas, transactions are settled based upon the New York Mercantile Exchange or NYMEX price on the final trading day of the month. For oil, our swaps are settled against the average NYMEX price of oil for the calendar month rather than the last day of the month. Fair market value is calculated for the respective months using prices derived from NYMEX futures contract prices existing at December 31st and from market quotes received from counterparties.

     2001. At December 31, 2001, we had entered into commodity price hedging contracts with respect to our production for 2002 and 2003 as listed in the table below. Volumes and fair values are stated in thousands. The total estimated fair value of our natural gas derivative instruments at December 31, 2001 was a positive $53.8 million ($34.9 million net of taxes).

NATURAL GAS HEDGES                     FIXED PRICE SWAPS                  COLLARS                  FAIR VALUE
------------------                    --------------------    --------------------------------    -------------
                                                   NYMEX                        NYMEX
                                      VOLUME      CONTRACT    VOLUME        CONTRACT PRICE
PERIOD                                (MMbtu)      PRICE      (MMbtu)  AVG FLOOR   AVG CEILING    ($ THOUSANDS)
------                                -------     --------    -------  ---------   -----------    -------------
January 2002................             930      $ 3.010      4,340    $  3.643    $  5.356        $  5,144
February 2002...............             840        3.010      3,920       3.643       5.356           4,585
March 2002..................             930        3.010      4,340       3.643       5.356           5,176
April 2002..................             900        3.010      4,200       3.643       5.356           5,054
May 2002....................             930        3.010      4,340       3.643       5.356           5,041
June 2002...................             900        3.010      4,200       3.643       5.356           4,654
July 2002...................             930        3.010      4,340       3.643       5.356           4,655
August 2002.................             930        3.010      4,340       3.643       5.356           4,497
September 2002..............             900        3.010      4,200       3.643       5.356           4,352
October 2002................             930        3.010      4,340       3.643       5.356           4,385
November 2002...............             900        3.010      4,200       3.643       5.356           3,424
December 2002...............             930        3.010      4,200       3.643       5.356           2,690
.............................
January 2003................           1,240        3.194         --          --          --              10
February 2003...............           1,120        3.194         --          --          --               9
March 2003..................           1,240        3.194         --          --          --              10
April 2003..................           1,200        3.194         --          --          --               9
May 2003....................           1,240        3.194         --          --          --              10
June 2003...................           1,200        3.194         --          --          --               9
July 2003...................           1,240        3.194         --          --          --              10
August 2003.................           1,240        3.194         --          --          --              10
September 2003..............           1,200        3.194         --          --          --               9
October 2003................           1,240        3.194         --          --          --               9
November 2003...............           1,200        3.194         --          --          --               9
December 2003...............           1,240        3.194         --          --          --              10
                                                                                                    --------
                                                                                                    $ 53,771
                                                                                                    ========

         These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days of a particular contract month or the NYMEX price on the final trading day of the month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to us in the event that the settlement price for any settlement period is less than the swap price for the transaction, and we are required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for the transaction. For any particular collar transaction the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for the transaction, and we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for the transaction. We are not required to make or receive any payment in connection with a collar transaction if the settlement price is between the floor and the ceiling.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- SALES TO MAJOR CUSTOMERS

     We sold natural gas and oil production representing 10% or more of our natural gas and oil revenues for the years ended December 31, 2002, 2001 and 2000 as listed below. In the exploration, development and production business, production is normally sold to relatively few customers. However, based on the current demand for natural gas and oil, we believe that the loss of any of our major purchasers would not have a material adverse effect on our operations.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
MAJOR PURCHASER                                               2002         2001          2000
---------------                                               ----         ----          ----
 Anadarko Petroleum Corporation ..........................    12.6%         7.3%          8.7%
 ConocoPhillips...........................................    14.9%         4.0%          0.6%
 KinderMorgan ............................................     9.8%         5.0%          2.8%
 Dynegy, Inc..............................................     5.5%        16.4%         22.5%
 Adams Resources and Energy, Inc..........................     8.2%        12.5%         14.9%
 El Paso Corporation......................................     4.8%         9.5%          9.1%

----------

Note: Amounts disclosed that are less than 10% are presented for information and comparison purposes only.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Severance Tax Refund

    During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. We currently estimate that the total refund, for 2002 and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. During the fourth quarter of 2002, we recorded refunds totaling $10.4 million ($6.8 million net of tax) of which $1.3 million relates to refund of 2002 severance tax expense and $9.1 related to refunds of prior period expense.

Legal Proceedings

     On August 18, 2002, a complaint styled Victor Ramirez, Santiago Ramirez, Jr., Oswaldo H. Ramirez and Javier Ramirez as Co-Trustees of the Ramirez Mineral Trust v. The Houston Exploration Company, cause number 5,207, was filed in the district court of the 49th Judicial District in Zapata County, Texas. The complaint alleges that we trespassed by drilling the No. 7 RMT well to a depth in excess of our lease rights and commingled production by producing from the excess depth. The plaintiffs claim damages for trespass and conversion in excess of $6 million and further seek to recover exemplary damages in excess of $18 million. We are currently unable to predict the outcome of the claim.

     Other Litigation. We are involved from time to time in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate liability, if any, will not have a material adverse effect on our financial position or results of operations.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

     We have entered into non-cancellable operating lease agreements relative to the lease of our office space at 1100 Louisiana in Houston, Texas and various types of office equipment (telephones, copiers and fax machines) with various expiration dates through 2009. Minimum rental commitments under the terms of our operating leases are as follows (in thousands):

                                                                         MINIMUM
YEAR ENDED DECEMBER 31,                                                 PAYMENTS
-----------------------                                                 --------
2003..............................................................        $1,071
2004..............................................................         1,124
2005..............................................................         1,168
2006..............................................................         1,116
2007..............................................................         1,215
Thereafter........................................................         3,323

     Net rental expense related to these leases was $1.2 million, $0.6 million and $0.5 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

NOTE 10 -- ACQUISITIONS

Acquisition of KeySpan Joint Venture Assets (See Note 6 - Related Party Transaction - Transactions with KeySpan).

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

     On July 16, 2002, we sold those interests acquired from Burlington in the McFarlan and Maude Traylor Fields for approximately $5.0 million, which was net of a purchase price adjustment of $1.1 million. The effective date of this transaction was January 1, 2002. These two fields, located in Wharton and Calhoun counties, respectively, are outside our current area of focus in South Texas. The sale represents interests in 22 producing wells with reserves of approximately 5 Bcfe. Proceeds from the sale were used to repay borrowings under our revolving bank credit facility.

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

Conoco Acquisition

     On December 31, 2001, we completed the purchase of certain natural gas and oil properties and associated gathering pipelines and equipment, together with developed and undeveloped acreage, located in Webb and Zapata counties of South Texas, from Conoco Inc. The $69 million purchase price was paid in cash and financed by borrowings under our revolving bank credit facility. The properties purchased cover approximately 25,274 gross (16,885 net) acres located in the Alexander, Haynes, Hubbard and South Trevino Fields, which are in close proximity to our existing operations in the Charco Field, and represent interests in approximately 159 producing wells. We operate approximately 95% of the producing wells acquired and our average working interest is 87%. Total proved reserves associated with the interests acquired were 85 Bcfe, as of the October 1, 2001, the effective date of the transaction.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 --RESTATEMENT AND RECLASSIFICATIONS

Application of EITF No. 00-10 - Transportation Expense

    Subsequent to the issuance of our financial statements for the year ended December 31, 2001, we determined that we had not adopted Emerging Issues Task Force Issue ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" that was effective for us in the fourth quarter of 2000. EITF Issue No. 00-10 reached a consensus that amounts billed to customers for shipping and handling costs should be classified as revenues and that deducting shipping and handling costs from revenues is not appropriate and that such costs should be classified as an expense on the income statement. Furthermore, the EITF determined that upon application of this Issue, comparative financial statements for prior periods should be reclassified to comply with the guidance provided.

    Previously we reflected our shipping and handling costs as a reduction to natural gas and oil revenues. In accordance with the application of EITF No. 00-10,we added these costs back to natural gas and oil revenues and reclassified them to transportation expense. Our accompanying Consolidated Statement of Operations for the year ended December 31, 2001 was restated from amounts previously reported to reflect the application of EITF No. 00-10 and the correct presentation of transportation expense. The restatement for 2001 has no effect on net income or income from operations. Our Consolidated Statement of Operations for the year ended December 31, 2000 was reflected to provide comparative financial statements for all periods presented. The reclassification for 2000 has no effect on net income or income from operations.

    The table below provides a summary of the effects of application of EITF No. 00-10 for amounts reported in 2001 and 2000. See Note 13 - Selected Quarterly Information, for the effects of the application of EITF No. 00-10 for each of the quarterly periods during the years ended December 31, 2002 and 2001.

                                          2001                      2000
                                 ----------------------  ------------------------
                                             PREVIOUSLY                PREVIOUSLY
                                 RESTATED     REPORTED   RECLASSIFIED   REPORTED
                                 --------    ----------  ------------  ----------
                                                ($ IN THOUSANDS)
Natural gas and oil revenues     $387,156     $379,504     $277,487     $270,595
Total revenues                    388,509      380,857      279,225      272,333
Transportation expenses             7,652           --        6,892           --
Total operating expenses          195,994      188,342      138,369      131,477
Income from operations            192,515      192,515      140,856      140,856
Net income                        122,601      122,601       85,258       85,258

Adoption for SFAS No. 133

    In connection with the adoption of SFAS No. 133, on January 1, 2001 we were required to disclose in our Consolidated Statement of Stockholders' Equity and Comprehensive Income the cumulative effect of the accounting change for derivative instruments, which is equal to the unrealized loss related to the mark-to-market valuation of our derivative instruments as of January 1, 2001 together with the value of derivative instruments settled during the period and reclassified to income during the period and the unrealized gain or loss due to the change in the fair value during the period. All amounts are to be reported net of taxes. Our Consolidated Statement of Stockholder's Equity now presents these amounts in accordance with SFAS No. 133.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Capitalized Costs of Natural Gas and Oil Properties

     As of December 31, 2002, 2001 and 2000, our capitalized costs of natural gas and oil properties are as follows:

                                                                         AS OF DECEMBER 31,
                                                             ---------------------------------------------
                                                                2002             2001             2000
                                                             -----------      -----------      -----------
                                                                             (IN THOUSANDS)
Unevaluated properties, not amortized ..................     $    96,192      $   177,987      $   142,890
Properties subject to amortization .....................       1,828,160        1,493,293        1,162,000
                                                             -----------      -----------      -----------
         Capitalized costs .............................       1,924,352        1,671,280        1,304,890
Accumulated depreciation, depletion and amortization ...        (906,089)        (735,257)        (601,034)
                                                             -----------      -----------      -----------
Net capitalized costs ..................................     $ 1,018,263      $   936,023      $   703,856
                                                             ===========      ===========      ===========

Capitalized Costs Incurred

     Costs incurred for natural gas and oil exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2002, 2001 and 2000 include interest expense and general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $21.1 million, $24.9 million and $23.3 million, respectively.

                                                          AS OF DECEMBER 31,
                                                  ----------------------------------
                                                    2002         2001         2000
                                                  --------     --------     --------
                                                             (IN THOUSANDS)
Property acquisition and leasehold costs
   Unevaluated(1) ...........................     $ 14,600     $ 31,711     $  7,955
   Proved ...................................       89,873       85,367       38,579
Exploration costs ...........................       26,563       72,056       37,162
Development costs ...........................      122,036      177,256      100,333
                                                  --------     --------     --------
   Total costs incurred .....................     $253,072     $366,390     $184,029
                                                  ========     ========     ========

----------

(1) These amounts represent costs we incurred during 2002 and excluded from the amortization base until proved reserves are established or impairment is determined. We estimate that these costs will be evaluated within four years.

     During the years ended December 2002, 2001 and 2000, we spent $11.0 million, $19.9 million and $9.7 million, respectively to develop our proved undeveloped reserves. At December 31, 2002, our Standardized Measure of Discounted Future Net Cash Flows includes estimated future development costs for our proved undeveloped reserves for the next three years of $141.8 million, $31.9 million and $7.0 million, respectively, for 2003, 2004 and 2005.

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

     The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of December 31 of the years presented. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows and does not include cash flows associated with hedges outstanding at each of the respective reporting dates:

                                                                                  AS OF DECEMBER 31,
                                                                   -------------------------------------------------
                                                                       2002               2001               2000
                                                                   -----------        -----------        -----------
                                                                                     (IN THOUSANDS)
Future cash inflows ........................................       $ 2,845,768        $ 1,471,557        $ 5,189,328
Future production costs ....................................          (486,399)          (302,145)          (542,139)
Future development costs ...................................          (241,876)          (189,480)          (153,210)
Future income taxes ........................................          (542,782)          (211,191)        (1,250,272)
                                                                   -----------        -----------        -----------
Future net cash flows ......................................         1,574,711            768,741          3,243,707
10% annual discount for estimated timing of cash flows .....          (516,647)          (217,216)        (1,179,680)
                                                                   -----------        -----------        -----------
Standardized measure of discounted future net cash flows ...       $ 1,058,064        $   551,525        $ 2,064,027
                                                                   ===========        ===========        ===========

     The following table summarizes changes in the standardized measure of discounted future net cash flows:

                                                                                   AS OF DECEMBER 31,
                                                                   -------------------------------------------------
                                                                       2002               2001               2000
                                                                   -----------        -----------        -----------
                                                                                     (IN THOUSANDS)
Beginning of the year ......................................       $   551,525        $ 2,064,027        $   469,225
Revisions to previous estimates:
  Changes in prices and costs ..............................           629,542         (2,088,576)         2,163,984
  Changes in quantities ....................................           (36,368)           (52,928)            24,650
  Changes in future development costs ......................            (1,970)           (18,001)           (32,152)
Development costs incurred during the period ...............            23,393             65,940             57,046
Extensions and discoveries, net of related costs ...........           242,055            116,710            403,012
Sales of natural gas and oil, net of production costs ......          (275,157)          (343,181)          (237,286)
Accretion of discount ......................................            64,858            279,648             52,967
Net change in income taxes .................................          (209,807)           635,400           (672,005)
Purchase of reserves in place ..............................            99,741             51,674             23,118
Sale of reserves in place ..................................              (170)              (133)                --
Production timing and other ................................           (29,578)          (159,055)          (188,532)
                                                                   -----------        -----------        -----------
End of year ................................................       $ 1,058,064        $   551,525        $ 2,064,027
                                                                   ===========        ===========        ===========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Net Quantities of Natural Gas and Oil Reserves (Unaudited)

     The following table sets forth our net proved reserves, including changes, and proved developed reserves (all within the United States) at the end of each of the three years in the period ended December 31, 2002, 2001 and 2000.

                                                     NATURAL GAS                       CRUDE OIL AND CONDENSATE
                                                       (MMcf)                                   (MBbls)
                                        ------------------------------------      ------------------------------------
                                          2002          2001          2000          2002          2001          2000
                                        --------      --------      --------      --------      --------      --------
Proved developed and
  undeveloped  reserves: ..........      568,208       529,518       526,185         6,605         5,352         2,470
Revisions of previous estimates ...      (14,863)      (41,914)        3,709           (26)         (174)          107
Extensions and discoveries ........      105,798        83,551        69,564           342         1,800         2,424
Production ........................      (97,368)      (87,095)      (77,861)         (859)         (459)         (311)
Purchase of reserves in place .....       48,777        84,148         7,921           483           115           662
Sales of reserves in place ........         (143)           --            --           (12)          (29)           --
                                        --------      --------      --------      --------      --------      --------
End of year .......................      610,409       568,208       529,518         6,533         6,605         5,352
                                        ========      ========      ========      ========      ========      ========
Proved developed reserves:
Beginning of year .................      438,538       420,733       397,343         2,123         1,810         1,796
End of year .......................      435,629       438,538       420,733         2,413         2,123         1,810

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              1ST          2ND          3RD          4TH
                                                            QUARTER      QUARTER      QUARTER      QUARTER
                                                            --------     --------     --------     --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Total revenues - restated .............................     $ 74,816     $ 85,955     $ 84,205     $100,405
Total revenues - previously reported(1) ...............       72,640       83,728       81,971       97,725
Total operating expenses - restated ...................       54,425       57,426       58,745       66,681
Total operating expenses - previously reported(1) .....       52,249       55,209       56,511       64,181
Income from operations ................................       20,391       28,519       25,460       33,544
Net income ............................................       12,534       17,654       15,272       25,034

Net income per share(2) ...............................     $   0.41         0.58         0.50         0.81
Net income per share--fully diluted(2) ................     $   0.41         0.57         0.50         0.81

2001
Total revenues - restated .............................     $126,418     $101,151     $ 80,320     $ 80,620
Total revenues - previously reported(1) ...............      124,342       99,308       78,495       78,712
Total operating expenses - restated ...................       75,199       56,876       34,394       26,046
Total operating expenses - previously reported(1) .....       49,143       42,432       44,101       52,666
Income from operations ................................       75,199       56,876       34,394       26,046
Net income ............................................       47,344       35,855       22,530       16,872

Net income per share(2) ...............................     $   1.58     $   1.19     $   0.74     $   0.55
Net income per share--fully diluted(2) ................     $   1.55     $   1.17     $   0.73     $   0.55

----------

(1) For all periods presented, we applied Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Pursuant our application of EITF No. 00-10, transportation expenses previously reflected as a reduction to natural gas and oil revenues were added back to revenues and reported as a separate component of operating expense. The application of EITF No. 00-10 has no effect on income from operations or net income. See Note 11 - Restatement and Reclassifications made to Statements of Operations for Transportation Expense.

(2) Quarterly earnings per share is based on the weighted average number of shares outstanding during the quarter. Because of the increase in the number of shares outstanding during the quarters due to the exercise of stock options, the sum of quarterly earnings per share may not equal earnings per share for the year.

                                INDEX TO EXHIBITS

EXHIBITS                                DESCRIPTION
--------                                -----------
3.1      --      Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10- Q for the quarterly period ended June 30, 1997 (File No. 001-11899) and incorporated by reference).

3.2      --      Restated Bylaws (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File
                 No. 001-11899) and incorporated by reference).

4.1      --      Indenture, dated as of March 2, 1998, between The Houston
                 Exploration Company and The Bank of New York, as Trustee, with respect to the 85/8% Senior Subordinated Notes Due 2008
                 (including form of 85/8% Senior Subordinated Note Due 2008)
                 (incorporated by reference to Exhibit 4.1 to our Registration
                 Statement on Form S-4 (No. 333-50235)).

10.1     --      Registration Rights Agreement dated as of July 2, 1996 between
                 The Houston Exploration Company and THEC Holdings Corp. (filed as Exhibit 10.13 to our Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference).

10.2     --      Registration Rights Agreement between The Houston Exploration
                 Company and Smith Offshore Exploration Company (filed as
                 Exhibit 10.15 to our Registration Statement on Form S-1
                 (Registration No. 333-4437) and incorporated by reference).

10.3             Subordinated Loan Agreement dated November 30, 1998 between The
                 Houston Exploration Company and MarketSpan Corporation d/b/a
                 KeySpan Energy Corporation (filed as Exhibit 10.30 to our
                 Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).

10.4 Subordination Agreement dated November 25, 1998 entered into and among MarketSpan Corporation d/b/a KeySpan Energy
                 Corporation, The Houston Exploration Company and Chase Bank of
                 Texas, National Association (filed as Exhibit 10.31 to our
                 Annual Report on Form 10-K for the year ended December 31, 1998
                 (File No. 001-11899) and incorporated by reference).

10.5             First Amendment to Subordinated Loan Agreement and Promissory
                 Note between KeySpan Corporation and The Houston Exploration
                 Company dated effective as of October 27, 1999 (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.6     --      Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C., dated March
                 15,1999, (filed as Exhibit 10.1 to our Quarterly Report on Form
                 10-Q for the quarter ended March 31, 1999 (File No. 001-11899)
                 and incorporated by reference).

10.7     --      First Amendment to the Exploration Agreement between The
                 Houston Exploration Company and KeySpan Exploration and
                 Production, L.L.C. dated November 3, 1999 (filed as Exhibit
                 10.19 to our Annual Report on Form 10-K for the year ended
                 December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.8     --      Restated Exploration Agreement dated June 30, 2000 between The
                 Houston Exploration Company and KeySpan Exploration and
                 Production, L.L.C (filed as Exhibit 10.1 to our Quarterly on
                 Form 10-Q for the quarter ended September 30, 2000 File No.
                 001-11899) and incorporated by reference).

10.9(2)  --      Supplemental Executive Pension Plan (filed as Exhibit 10.23 to our Registration Statement on Form S-1 (Registration No.
                 333-4437) and incorporated by reference).

10.10(2) --      Deferred Compensation Plan for Non-Employee Directors (filed as
                 Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11899) and incorporated by reference).

10.11(2) --      Amended and Restated 1996 Stock Option Plan (filed as Exhibit
                 10.1 to our Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1998 (File No. 001-11899) and incorporated by
                 reference).

10.12(2) --      1999 Non-Qualified Stock Option Plan dated October 26, 1999
                 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999 File No. 001-11899) and
                 incorporated by reference).

10.13(2) --      Change of Control Plan dated October 26, 1999 (filed as Exhibit
                 10.25 to our Annual Report on Form 10-K for the year ended
                 December 31, 1999 File No. 001-11899) and incorporated by
                 reference).

10.14(2) --      Employment Agreement dated July 2, 1996 between The Houston
                 Exploration Company and James F. Westmoreland (filed as Exhibit
                 10.11 to our Registration Statement on Form S-1 (Registration
                 No. 333-4437) and incorporated by reference).

10.15(2) --      First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and James F.
                 Westmoreland (filed as Exhibit 10.5 to our Quarterly Report on
                 Form 10-Q for the quarter ended March 31, 2001 File No.
                 001-11899).

                                INDEX TO EXHIBITS

EXHIBITS                                 DESCRIPTION
--------                                 -----------
10.16(2)    --   Employment Agreement dated May 1, 1998 between The Houston
                 Exploration Company and Thomas E. Schwartz (filed as Exhibit
                 10.2 to our Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1998 (File No. 001-11899) and incorporated by
                 reference).

10.17(2)    --   First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and Thomas W. Schwartz
                 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for
                 the quarter ended March 31, 2001 File No. 001-11899)

10.18(2)    --   Employment Agreement, dated September 19, 1996, between The
                 Houston Exploration Company and Charles W. Adcock (filed as
                 Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-11899) and incorporated by reference).

10.19(2)    --   First Amendment to Employment Agreement dated April 26, 2001 between The Houston Exploration Company and Charles W. Adcock
                 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for
                 the quarter ended March 31, 2001 File No. 001-11899).

10.20(2)    --   Employment Agreement dated April 4, 2001 between The Houston
                 Exploration Company and William G. Hargett (filed as Exhibit
                 10.2 to our Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 2001 File No. 001-11899).

10.21(2)    --   First Amendment to Employment Agreement between The Houston
                 Exploration Company and William G. Hargett dated May 17, 2002
                 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 2002 File No. 001-11899).

10.22(2)    --   Employment Agreement dated July 16, 2001 between The Houston
                 Exploration Company and Tracy Price (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2001 File No. 001-11899).

10.23(2)    --   Employment Agreement dated October 22, 2001 between The Houston
                 Exploration Company and Steven L. Mueller (filed as Exhibit
                 10.32 to our Annual Report on Form 10-K for the year ended
                 December 31, 2001 File No. 001-11899).

10.24(2)    --   Employment Agreement dated March 1, 2002 between The Houston
                 Exploration Company and Roger B. Rice (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December
                 30, 2001 File No. 001-11899)

10.25(2)    --   Revolving Credit Facility between The Houston Exploration
                 Company and Wachovia Bank, National Association, as issuing bank and administrative agent, Bank of Nova Scotia and Fleet
                 National Bank as co-syndication agents and BNP Paribas as
                 documentation agent dated July 15, 2002 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June
                 30, 2002 File No. 001-11899).

10.26(1)(2) --   Employment Agreement dated November 18, 2002 between The
                 Houston Exploration Company and John H. Karnes

10.27(1)(2) --   Second Amendment to Employment Agreement dated January 10, 2003 between The Houston Exploration Company and James F.
                 Westmoreland.

10.28(1)(2) --   Executive Deferred Compensation Plan, effective January 1, 2002.

12.1(1)     --   Computation of ratio of earnings to fixed charges.

21.1(1)     --   Subsidiaries of Houston Exploration.

23.1(1)     --   Consent of Deloitte & Touche LLP.

23.2(1)     --   Consent of Netherland, Sewell & Associates.

23.3(1)     --   Consent of Miller and Lents.

99.1(1)     --   Certification of William G. Hargett, Chief Executive Officer,
                 as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(1)     --   Certification of John H. Karnes, Chief Financial Officer,
                 as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1)        Filed herewith.

(2)        Management contract or compensation plan.