Form 10-Q
period 2003-09-30
HOUSTON EXPLORATION CO
filed 2003-11-12
CIK 1015293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO
                                                ------    ------

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

                      ------------------------------------

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

         As of November 10, 2003, 31,274,798 shares of Common Stock, par value $.01 per share, were outstanding.

                         THE HOUSTON EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS....................................................................    3

PART I.  FINANCIAL INFORMATION..................................................................................    4

Item 1.  Consolidated Financial Statements .....................................................................    4

CONSOLIDATED BALANCE SHEETS -- September 30, 2003 (unaudited) and December 31, 2002.............................    4

CONSOLIDATED STATEMENTS OF OPERATIONS -- Three Months and Nine Months Ended
            September 30, 2003 and 2002 (unaudited).............................................................    5

CONSOLIDATED STATEMENTS OF CASH FLOWS -- Nine Months Ended
            September 30, 2003 and 2002 (unaudited).............................................................    6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)......................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   33

Item 4.  Controls and Procedures................................................................................   35

Item 6.  Exhibits and Reports on Form 8-K:......................................................................   33

         (a)   Exhibits:........................................................................................   34

         (b)   Reports on Form 8-K:.............................................................................   34

SIGNATURES......................................................................................................   36

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                          2003               2002
                                                                                     --------------------------------
                                                                                     (UNAUDITED)
ASSETS:
Cash and cash equivalents.........................................................   $    13,199         $    18,031
Accounts receivable...............................................................        80,802              86,713
Accounts receivable -- Affiliate..................................................         8,610               3,106
Derivative financial instruments..................................................        11,105                  --
Inventories.......................................................................         1,532               1,432
Prepayments and other.............................................................         2,704               2,196
                                                                                     -----------         -----------
     Total current assets.........................................................       117,952             111,478

Natural gas and oil properties, full cost method
   Unevaluated properties.........................................................       107,361              96,192
   Properties subject to amortization.............................................     2,076,060           1,828,160
Other property and equipment......................................................        11,609              10,699
                                                                                     -----------         -----------
                                                                                       2,195,030           1,935,051
Less: Accumulated depreciation, depletion and amortization........................     1,043,107             912,637
                                                                                     -----------         -----------
                                                                                       1,151,923           1,022,414

Derivative financial instruments..................................................         2,646                  --
Other non-current assets..........................................................        24,527               4,924
                                                                                     -----------         -----------
     Other assets.................................................................        27,173               4,924

     TOTAL ASSETS.................................................................   $ 1,297,048         $ 1,138,816
                                                                                     ===========         ===========

LIABILITIES:
Accounts payable and accrued expenses.............................................   $    82,275         $    78,175
Derivative financial instruments..................................................        21,560              35,005
Asset retirement obligation.......................................................         4,573                  --
                                                                                     -----------         -----------
     Total current liabilities....................................................       108,408             113,180

Long-term debt and notes..........................................................       175,000             252,000
Derivative financial instruments..................................................         4,492               3,767
Deferred federal income taxes.....................................................       227,602             175,963
Asset retirement obligation.......................................................        59,954                  --
Other deferred liabilities........................................................         2,585               1,117
                                                                                     -----------         -----------
     TOTAL LIABILITIES............................................................       578,041             546,027

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 31,265,098 shares issued and outstanding at September 30, 2003 and 30,954,018 shares
   issued and outstanding at December 31, 2002, respectively......................           313                 310
Additional paid-in capital........................................................       360,497             353,454
Unearned compensation.............................................................           (43)               (107)
Retained earnings.................................................................       369,673             264,334
Accumulated other comprehensive income............................................       (11,433)            (25,202)
                                                                                     -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY...................................................       719,007             592,789
                                                                                     -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $ 1,297,048         $ 1,138,816
                                                                                     ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 2003              2002               2003             2002
                                                             ----------------------------          ---------------------------
                                                                      (UNAUDITED)                          (UNAUDITED)
REVENUES:                                                                       (restated)                           (restated)
   Natural gas and oil revenues..........................    $  118,459        $   83,955          $  367,245       $  244,165
   Other.................................................           428               250               1,277              811
                                                             ----------        ----------          ----------       ----------
     Total revenues......................................       118,887            84,205             368,522          244,976

OPERATING EXPENSES:
   Lease operating.......................................        10,221             8,694              33,536           23,993
   Severance tax.........................................         3,468             2,798              10,995            7,281
   Transportation expense................................         2,576             2,234               7,764            6,637
   Asset retirement accretion expense....................           827                --               2,479               --
   Depreciation, depletion and amortization..............        47,327            42,350             140,705          124,198
   General and administrative, net.......................         5,437             2,669              13,525            8,497
                                                             ----------        ----------          ----------       ----------
     Total operating expenses............................        69,856            58,745             209,004          170,606

Income from operations...................................        49,031            25,460             159,518           74,370

Other (income) expense...................................        (6,238)               --             (13,200)              --
Interest expense, net....................................         1,842             2,277               6,268            5,331
                                                             ----------        ----------          ----------       ----------
Income before income taxes...............................        53,427            23,183             166,450           69,039

Provision for taxes......................................        18,708             7,911              58,339           23,579
                                                             ----------        ----------          ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE..................................    $   34,719        $   15,272          $  108,111       $   45,460
Cumulative effect of change in accounting principle......            --                --              (2,772)              --
                                                             ----------        ----------          ----------       ----------
NET INCOME...............................................    $   34,719        $   15,272          $  105,339       $   45,460
                                                             ==========        ==========          ==========       ==========

EARNINGS PER SHARE:
NET INCOME PER SHARE - BASIC
   Income before cumulative effect of change in
     accounting principle................................    $     1.12        $     0.50          $     3.48       $     1.49
   Cumulative effect of change in accounting principle...            --                --               (0.09)              --
                                                             ----------        ----------          ----------       ----------
   Net income per share -- basic.........................    $     1.12        $     0.50          $     3.39       $     1.49
                                                             ==========        ==========          ==========       ==========

NET INCOME PER SHARE -- FULLY DILUTED
   Income before cumulative effect of change in
     accounting principle................................    $     1.11        $     0.50          $     3.47       $     1.47
   Cumulative effect of change in accounting principle               --                --               (0.09)              --
                                                             ----------        ----------          ----------       ----------
   Net income per share -- fully diluted.................    $     1.11        $     0.50          $     3.38       $     1.47
                                                             ==========        ==========          ==========       ==========

Weighted average shares outstanding -- basic.............        31,117            30,540              31,022           30,514
Weighted average shares outstanding -- fully diluted.....        31,236            30,830              31,134           30,840

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2003                  2002
                                                                                    ---------------------------------
                                                                                               (UNAUDITED)
OPERATING ACTIVITIES:
Net income.................................................................         $  105,339             $   45,460
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation, depletion and amortization...................................            140,705                124,198
Deferred income tax expense................................................             56,425                 24,154
Asset retirement accretion expense.........................................              2,479                     --
Debt extinguishment expense................................................              1,626                     --
Stock compensation expense.................................................                514                     63
Cumulative effect of change in accounting principle........................              2,772                     --
Changes in operating assets and liabilities:
   Increase in accounts receivable.........................................                407                (27,193)
   Increase in inventories.................................................               (100)                  (334)
   Decrease in prepayments and other.......................................               (508)                   446
  (Increase) decrease in other assets .....................................            (17,136)                 4,817
   Increase (decrease) in accounts payable and accrued expenses............              4,100                 (6,878)
   Increase in other liabilities...........................................              1,468                    260
                                                                                    ----------             ----------
Net cash provided by operating activities..................................            298,091                164,993

INVESTING ACTIVITIES:
Investment in property and equipment.......................................           (212,933)              (178,860)
Deposit paid for property acquisition......................................            (15,000)                    --
Dispositions...............................................................                 --                  5,311
                                                                                    ----------             ----------
Net cash used in investing activities......................................           (227,933)              (173,549)

FINANCING ACTIVITIES:
Proceeds from long term borrowings.........................................            246,000                 46,000
Repayments of long term borrowings.........................................           (323,000)               (43,000)
Debt issuance costs........................................................             (4,586)                    --
Proceeds from issuance of common stock from exercise of stock options......              6,596                  2,390
Proceeds from issuance of common stock.....................................             79,200                     --
Repurchase of common stock.................................................            (79,200)                    --
                                                                                    ----------             ----------
Net cash (used in) provided by financing activities........................            (74,990)                 5,390
                                                                                    ----------             ----------
Decrease in cash and cash equivalents......................................             (4,832)                (3,166)
Cash and cash equivalents, beginning of period.............................             18,031                  8,619
                                                                                    ----------             ----------
Cash and cash equivalents, end of period...................................         $   13,199             $    5,453
                                                                                    ==========             ==========

SUPPLEMENTAL INFORMATION:
Cash paid for interest.....................................................         $   11,278             $   13,417
                                                                                    ==========             ==========
Cash paid for taxes........................................................         $   14,800             $       --
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

Interim Financial Statements

         Our balance sheet at September 30, 2003 and the statements of operations and cash flows for the periods indicated herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2002 is derived from the December 31, 2002 audited financial statements, but does not include all disclosures required by GAAP. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

         SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets," became effective on July 1, 2001 and January 1, 2002, respectively. These new standards emphasize a more precise evaluation of assets and clarify that more assets should be distinguished and classified between tangible and intangible. We understand that the issue is under evaluation as to whether provisions of SFAS 141 and SFAS 142 may call for mineral rights held under lease or other contractual arrangements to be classified in the balance sheet as intangible assets together with cash costs of oil and gas leasehold interests acquired. The issue is under review, because it is believed that no oil and gas exploration and production company has changed its tangible asset balance sheet classification of mineral rights or leasehold costs upon adoption of SFAS Nos. 141 and 142, including us. If these types of leasehold costs (both proved and unevaluated) are determined to be intangible assets, they would be classified separately from oil and natural gas properties as intangible assets on our balance sheets. This issue relates only to balance sheet classification and presentation and will not have an effect on cash flows or results of operations. At September 30, 2003, if we applied the interpretation currently under discussion, undeveloped leasehold costs of $80.6 million and developed leasehold costs of $110.1 million, net of accumulated amortization, would be reclassified from tangibles to intangibles, representing costs incurred since June 30, 2001, the effective date of SFAS 141. At December 31, 2002, we had undeveloped leasehold costs of $49.5 million and developed leasehold costs of $111.5 million, net of accumulated amortization, that would be reclassified from tangibles to intangibles. We will continue to classify our oil and gas leasehold costs as tangible oil and natural gas properties until further guidance is provided.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Use of Estimates, Reclassifications and Restatements

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

         Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with the current period presentation.

         Restatements. For all periods presented, we applied Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Pursuant to our application of EITF No. 00-10, transportation expenses previously reflected as a reduction to natural gas and oil revenues for the three months and nine months ended September 30, 2002 were added back to revenues and reflected as a separate component of operating expense and accordingly, the Statement of Operations has been restated for the three month and nine month periods ended September 30, 2002. The application of EITF No. 00-10 has no effect on income from operations or net income. The table below provides a summary of the effects of application of EITF No. 00-10 for amounts reported in for the three month and nine month periods ended September 30, 2002.

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2002                     SEPTEMBER 30, 2002
                                            ----------------------------           -----------------------------
                                                               PREVIOUSLY                             PREVIOUSLY
                                             RESTATED           REPORTED            RESTATED           REPORTED
                                            ---------          ----------          ----------        -----------
Natural gas and oil revenues...........     $  83,955          $  81,721           $  244,165        $   237,528
Total revenues.........................        84,205             81,971              244,976            238,339
Transportation expenses................         2,234                 --                6,637                 --
Total operating expenses...............        58,745             56,511              170,606            163,969
Income from operations.................        25,460             25,460               74,370             74,370
Net income.............................        15,272             15,272               45,460             45,460

Natural gas price:
Average realized price (per Mcf) ......     $    3.23          $    3.14           $     3.17        $      3.08
Average unhedged price (per Mcf).......          3.09               2.99                 2.89               2.80

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

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                                2003         2002              2003           2002
                                                             ----------    ----------       -----------    ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Income before cumulative effect of change
     in accounting principle...........................      $   34,719    $   15,272       $   108,111    $   45,460
Cumulative effect of change in accounting principle....              --            --            (2,772)           --
                                                             ----------    ----------       -----------    ----------
Net income.............................................      $   34,719    $   15,272       $   105,339    $   45,460
                                                             ==========    ==========       ===========    ==========

DENOMINATOR:
Weighted average shares outstanding....................          31,117        30,540            31,022        30,514
Add dilutive securities:  Stock options................             119           290               112           326
                                                             ----------    ----------       -----------    ----------
Total weighted average shares outstanding and
     dilutive securities...............................          31,236        30,830            31,134        30,840
                                                             ==========    ==========       ===========    ==========

EARNINGS PER SHARE - BASIC:
Income before cumulative effect of change in
     accounting principle..............................      $     1.12    $     0.50      $       3.48    $     1.49
Cumulative effect of change in accounting principle....              --            --             (0.09)           --
                                                             ----------    ----------       -----------    ----------
Net income per share - basic...........................      $     1.12    $     0.50       $      3.39    $     1.49
                                                             ==========    ==========       ===========    ==========

EARNINGS PER SHARE - FULLY DILUTED:
Income before cumulative effect of change in
     accounting principle..............................      $     1.11    $     0.50       $      3.47    $     1.47
Cumulative effect of change in accounting principle....              --            --             (0.09)           --
                                                             ----------    ----------       -----------    ----------
Net income per share - fully diluted...................      $     1.11    $     0.50       $      3.38    $     1.47
                                                             ==========    ==========       ===========    ==========

         For the three months ended September 30, 2003 and 2002, the calculation of shares outstanding for fully diluted EPS does not include the effect of outstanding stock options to purchase 1,843,150 and 1,330,609 shares, respectively, because the exercise price of these shares was greater than the average market price for the period, which would have an antidulitive effect on EPS. For the nine month periods ended September 30, 2003 and September 30, 2002, fully diluted EPS does not include the effect of outstanding stock options to purchase 1,880,107 shares and 1,321,557 shares, respectively, because inclusion would have been antidulitive.

Comprehensive Income

         The table below summarizes our Comprehensive Income for the three month and nine month periods ended September 30, 2003 and 2002, respectively.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                              2003           2002            2003           2002
                                                             --------      ---------       --------      ---------
                                                                                (IN THOUSANDS)
Net income..............................................     $ 34,719      $  15,272       $ 105,339     $  45,460
Other comprehensive income, net of taxes:...............
    Unrealized gain (loss) on derivative instruments....       26,182        (11,693)         13,769       (47,417)
                                                             --------      ---------       ---------      --------
Comprehensive income....................................     $ 60,901      $   3,579       $ 119,108      $ (1,957)
                                                             ========      =========       =========      ========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Stock Option Expense

         On January 1, 2003, we adopted the fair value expense recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" and as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the fair value method, compensation expense for stock options is recognized when stock options are issued. SFAS 148 proposes three alternative transition methods for a voluntary change to the fair value method under SFAS 123:

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

         We adopted SFAS 123 using the Prospective Method, and as a result, we now recognize as compensation expense the fair value of all stock options issued subsequent to December 31, 2002. For the three and nine month periods ended September 30, 2003, we recognized compensation expense of $0.4 million and $0.5 million, respectively, for stock options granted during these periods.

         Prior to our January 1, 2003 adoption of SFAS 123, we accounted for the incentive stock plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 and accordingly, we did not recognize compensation expense for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the three month and nine month periods ended September 30, 2003 and 2002.

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                           2003           2002               2003            2002
                                                         ------------------------         ---------------------------
Net income - as reported..............................   $  34,719      $  15,272         $ 105,339        $   45,460
Add:  Stock-based compensation expense
          included in net income, net of tax..........         268             14               334                41
Less:  Stock-based compensation expense using
          fair value method, net of tax...............      (1,107)        (1,163)           (2,189)           (3,533)
                                                         ---------      ---------         ---------        ----------
Net income - pro forma................................   $  33,880      $  14,123         $ 103,484        $   41,968
                                                         =========      =========         =========        ==========

Net income per share - as reported....................   $    1.12      $    0.50         $    3.39        $     1.49
Net income per share - fully diluted - as reported....        1.11           0.50              3.38              1.47

Net income per share - pro forma......................   $    1.09      $    0.46         $    3.34        $     1.38
Net income per share - fully diluted - pro forma......        1.08           0.46              3.32              1.36

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Asset Retirement Obligations

         On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For us, asset retirement obligations represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Under our previous accounting method, we included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortized these costs as a component of our depletion expense.

         Pursuant to the January 1, 2003 adoption of SFAS 143 we:

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

         Adopting SFAS 143 had no impact on our reported cash flows. The following table describes on a pro forma basis our asset retirement liability as if SFAS 143 had been adopted on January 1, 2002. The ARO liability at September 30, 2003 and December 31, 2002 includes amounts classified as both current and long-term.

                                                              For the Nine Month Period
                                                           -------------------------------
                                                               2003               2002
                                                           ------------        -----------
ARO liability at January 1,............................    $     57,197        $    45,759
Additions from drilling................................           4,852              6,595
ARO accretion expense .................................           2,478              1,984
                                                           ------------        -----------
ARO liability at September 30,.........................    $     64,527        $    54,338
                                                           ============        ===========

         The following table describes the pro forma effect on net income and earnings per share for the three months and the nine months ended September 30, 2002 as if SFAS 143 had been adopted on January 1, 2002.

                                                           Three Months         Nine Months
                                                               Ended              Ended
                                                           September 30,       September 30,
                                                               2002               2002
                                                           ------------        -----------
Net income - as reported ............................      $     15,272        $    45,460
Less:  ARO accretion expense, net of tax.............               430              1,290
                                                           ------------        -----------
Net income - pro forma...............................      $     14,842        $    44,170
                                                           ============        ===========

Earnings per share:
Basic - as reported..................................      $       0.50        $      1.49
Fully diluted - as reported..........................              0.50               1.47

Basic - pro forma ...................................              0.49               1.45
Fully diluted - pro forma............................              0.48               1.43

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                                  SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                                  ------------------         -----------------
                                                                                 (in thousands)
SENIOR DEBT:
Revolving bank credit facility, due July 15, 2005............        $        --               $     152,000

SUBORDINATED DEBT:
8 5/8% Senior Subordinated Notes, due January 1, 2008........                 --                     100,000
7% Senior Subordinated Notes, due June 15, 2013..............            175,000                          --
                                                                     -----------               -------------
      Total long-term debt and notes.........................        $   175,000               $     252,000
                                                                     ===========               =============

         The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. The market value of our $175 million 7% senior subordinated notes issued June 10, 2003 was estimated at 100% of the carrying value or $175 million.

Revolving Bank Credit Facility

         We maintain a revolving bank credit facility with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The credit facility provides us with a commitment of $300 million which may be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The credit facility is subject to borrowing base limitations. Our current borrowing base is $300 million and is redetermined semi-annually, with the next redetermination scheduled for April 1, 2004. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The credit facility matures July 15, 2005, is unsecured and with the exception of trade payables, ranks senior to our 7% senior subordinated notes. At September 30, 2003, we had no outstanding borrowings under the credit facility and $0.4 million was outstanding in letter of credit obligations. Subsequent to September 30, 2003, we borrowed a net $115 million under the credit facility. These borrowings were used to fund a portion of the purchase price for the acquisition of producing properties from Transworld Exploration and Production Inc. that closed on October 15, 2003 (see Note 5 - Acquisitions.) At November 10, 2003, the date of this report, outstanding borrowings and letter of credit obligations under our revolving bank credit facility total $115.4 million.

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

         Our revolving bank credit facility contains customary negative covenants that place restrictions and limits on, among other things, the incurrence of debt, guaranties, liens, leases and certain investments. The credit facility also restricts and limits our ability to pay cash dividends, to purchase or redeem our stock and to sell or encumber our assets. Financial covenants require us to, among other things:

         - maintain a ratio of earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") to cash interest payments of at least 3.00 to 1.00;

         - maintain a ratio of total debt to EBITDA of not more than 3.50 to 1.00; and

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     - not hedge more than 80% of our natural gas production during any 12-month period beginning July 15, 2002 through and including December 31, 2004, and not more than 70% of our natural gas production during any 12-month period, thereafter.

As of September 30, 2003 and December 31, 2002, we were in compliance with all covenants.

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

     - use our reasonable efforts to cause the exchange offer registration statement to become effective under the Securities Act of 1934 within 180 days after June 10, 2003, the original issue date of the notes, and

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     - use our reasonable efforts to complete the exchange offer within 30 business days after the SEC declares the exchange offer registration statement effective.

     We received $170.4 million in net proceeds from the issuance of the $175 million 7% senior subordinated notes. A portion of the net proceeds was used to repay the aggregate principal of $100 million on the 8 5/8% senior subordinated notes together with a premium of $4.3 million for early redemption. The remaining portion of the net proceeds was used to repay $60 million in outstanding borrowings on our revolving bank credit facility with the balance of approximately $6.1 million being applied to working capital, a portion of which was utilized in July to fund the payment of $4.6 million in accrued interest due on the $100 million 8 5/8% notes.

     8 5/8% Senior Subordinated Notes due January 1, 2008. On July 11, 2003, we redeemed our $100 million 8 5/8% senior subordinated notes due January 1, 2008. The $100 million 8 5/8% senior subordinated notes were issued on March 2, 1998. The notes bore interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. The $100 million 8 5/8% notes were redeemable, at our option, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.313% in 2003 to 0% in 2006. The redemption and payment of the call premium were funded with a portion of the proceeds received from our June 10, 2003 private placement of the $175 million 7% senior subordinated notes due June 15, 2013. Upon closing of the private placement of the $175 million 7% senior subordinated notes on June 10, 2003, the $100 million 8 5/8% notes were called. During the second quarter of 2003 and pursuant to the early redemption of the $100 million notes, we incurred debt extinguishment expenses totaling $5.9 million ($3.9 million net of tax) consisting of the call premium of $4.3 million together with a non-cash charge of $1.6 million for the write-off of the balance of the unamortized issue costs of the 8 5/8% notes. The debt extinguishment expenses of $5.9 million are included in the line item "Other (Income) Expense" on the Statement of Operations for the nine months ended September 30, 2003.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

Severance Tax Refund

     During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation allows us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production is either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we are entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. Since the beginning of the fourth quarter of 2002, we have recorded refunds totaling $27.7 million ($18.0 million net of tax). Refunds recorded during 2003 total $19.1 million ($12.4 million net of tax) of which $6.2 million ($4.0 million net of tax) were recorded during the third quarter. Currently, we estimate that we could record additional refunds of up to $1.2 million ($0.8 million net of tax). Our receivables at September 30, 2003 include $16.6 million in gross refunds of which approximately $11.8 million relates to our working interest with the balance owed to third party royalty interests. After September 1, 2003, all refunds will be in the form of a reduction to or credit against our current severance tax liability rather than in the form of a cash reimbursement from the State of Texas.

Legal Proceedings

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Acquisition of KeySpan Joint Venture Assets

     In October 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan (see below discussion of KeySpan Joint Venture). The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island
883. KeySpan retained a 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726 as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks which includes the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving credit facility. Subsequent purchase price adjustments reduced our acquisition price by $1.2 million. The purchase price was adjusted for various closing items in the normal course of business, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (September 1, 2002) and the closing date (October 11, 2002). Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

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

     Effective December 31, 2000, KeySpan and Houston Exploration agreed to end the primary or exploratory term of the joint venture. As a result, KeySpan has not participated in any of our offshore exploration prospects unless the project involved the development or further exploitation of discoveries made during the initial term of the joint venture. During the first three months of 2003, KeySpan spent approximately $9.4 million, of which $2.6 million was spent during the third quarter, for capital costs associated with its working interests in properties developed under the joint venture. Costs incurred during 2003 were related to the installation of production facilities at South Timbalier 314/317 and the completion of the initial two exploratory wells that were brought on-line during the first quarter of 2003. In addition, during the second quarter of 2003, KeySpan participated in the drilling of a third well on the property. During the corresponding nine month and three month periods of 2002, KeySpan spent $14.6 million and $5.1 million, respectively.

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

During the term of the agreement, we managed and administered the daily operations of the properties in exchange for an annual management fee of $100,000. The agreement expired December 31, 2002 and as a result, we were required to repurchase the interests in the producing wells from KeySpan. Subsequent to the repurchase, ownership of the tax credits reverted back to us. The income statement effect, representing benefits received from Section 29 tax credits, was a benefit of $0.2 million and $0.6 million, respectively for the three month and nine month periods ended September 30, 2002, with no benefit for 2003.

NOTE 5 -- ACQUISITIONS

Transworld Exploration and Production Inc.

         On September 3, 2003, we entered into a purchase and sale agreement with Transworld Exploration and Production Inc. to acquire Transworld's shallow-water Gulf of Mexico natural gas and oil producing properties and undeveloped acreage for $155 million, subject to customary closing adjustments. Upon signing the purchase and sale agreement, we paid $15.5 million towards the purchase price. The prepayment is classified and included in the line item "Other Assets" at September 30, 2003.

         On October 15, 2003, we completed the acquisition of the Transworld properties. At closing, the $155 million purchase price was reduced by $6 million for various customary closing items, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction, July 1, 2003, and the closing date, October 15, 2003. The net purchase price of $149 million was paid in cash and financed in part by cash on hand and in part by borrowings under our revolving bank credit facility. The properties are located primarily in the central Gulf of Mexico in less than 320 feet of water and include 21 blocks covering 86,237 gross (64,394 net) acres. As of the October 15, 2003 closing date, proved reserves are an estimated 88.5 billion cubic feet of natural gas equivalent, of which 75% is natural gas. Current production is from 11 fields and is estimated at approximately 35 million cubic feet of natural gas equivalent per day, net to our interest. We will operate properties representing 97% of the proved reserves with an average working interest of 65%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in an understanding of our historical financial position and results of operations for the three months and the nine months ended September 30, 2003 and 2002. Please refer to our consolidated financial statements and notes thereto included elsewhere in this report for more detailed information in conjunction with the following discussion.

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

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996, we completed our initial public offering and sold approximately 31% of our shares to the public. As of September 30, 2003, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 56% of the outstanding shares of our common stock.

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

Critical Accounting Policies and Use of Estimates

     Revenue Recognition and Gas Imbalances. We use the entitlements method of accounting for the recognition of natural gas and oil revenues. Under this method of accounting, income is recorded based on our net revenue interest in production or nominated deliveries. We incur production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over-and under-deliveries or by cash settlement, as required by applicable contracts.

     Derivative Instruments. Our hedges are designated cash flow hedges and qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" and, accordingly, we carry the fair market value of our derivative instruments on the balance sheet as either an asset or liability and defer unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the income statement as a component of natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to other income or expense.

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

     The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held constant over the life of the reserves. We use derivative financial instruments that qualify for hedge accounting under SFAS 133 to hedge against the volatility of natural gas prices, and in accordance with Securities and Exchange Commission guidelines, we include estimated future cash flows from our hedging program in our ceiling test calculation. In calculating our ceiling test at September 30, 2003 and December 31, 2002, we estimated that we had a full cost ceiling "cushion", whereby the carrying value of our full cost pool was less than the ceiling limitation. No writedown is required when a cushion exists. Natural gas prices continue to be volatile and the risk that we will be required to write down our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

     Unevaluated Properties. The costs associated with unevaluated properties and properties under development are not initially included in the amortization base and relate to unproved leasehold acreage, seismic data, wells in-progress, wells pending determination and interest capitalized for these projects. Unevaluated leasehold costs are transferred to the amortization base with the costs of drilling the related well or upon expiration of a lease. Costs of seismic data are allocated to various unproved leaseholds and transferred to the amortization base with the associated leasehold costs on a specific project basis. Costs associated with wells in-progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. All items included in our unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value.

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

Accounting for Stock Option Expense

     On January 1, 2003, we adopted the fair value expense recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" and as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the fair value method, compensation expense for stock options is recognized when stock options are issued. SFAS 148 proposes three alternative transition methods for a voluntary change to the fair value method under SFAS
123. We adopted SFAS 123 using the Prospective Method as defined by SFAS 148, and as a result, we now recognize as compensation expense the fair value of all stock options issued subsequent to December 31, 2002 with no expense recognized for options issued in previous periods. For the three months ended September 30, 2003, we recognized compensation expense of $0.4 million for stock options granted during the period. For the corresponding nine month period of 2003, we recognized $0.5 million in compensation expense for stock options. Prior to our January 1, 2003 adoption of SFAS 123, we accounted for the incentive stock plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, and accordingly, we did not recognize compensation expense for stock options granted.

Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. For us, asset retirement obligations represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Under our previous accounting method, we included estimated future costs of abandonment and dismantlement in our full cost amortization base and amortized these costs as a component of our depletion expense.

     Pursuant to the January 1, 2003 adoption of SFAS 143 we:

     - recognized a charge to income during the first quarter of 2003 of $2.8 million, net of tax, for the cumulative effect of the change in accounting principle;

     - increased our total liabilities by $57.2 million to record the asset retirement obligations;

     - increased our assets by $42.5 million to add the asset retirement costs to the carrying amount of our natural gas and oil properties; and

     - reduced our accumulated depreciation, depletion and amortization by $10.4 million for the amount of expense previously recognized.

     Adopting SFAS 143 had no impact on our reported cash flows.

Recent Accounting Pronouncements

     SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets," became effective on July 1, 2001 and January 1, 2002, respectively. These new standards emphasize a more precise evaluation of assets and clarify that more assets should be distinguished and classified between tangible and intangible. We understand that the issue is under evaluation as to whether provisions of SFAS 141 and SFAS 142 may call for mineral rights held under lease or other contractual arrangements to be classified in the balance sheet as intangible assets together with cash costs of oil and gas leasehold interests acquired. The issue is under review, because it is believed that no oil and gas exploration and production company has changed its tangible asset balance sheet classification of mineral rights or leasehold costs upon adoption of SFAS 141 and 142, including us. If these types of leasehold costs (both proved and unevaluated) are determined to be intangible assets, they would be classified separately from oil and natural gas properties as intangible assets on our balance sheets. This issue relates only to balance sheet classification and presentation and will not have an effect on cash flows or results of operations. At September 30, 2003, if we applied the interpretation currently under discussion, undeveloped leasehold costs of $80.6 million and developed leasehold costs of $110.1 million, net of accumulated amortization, would be reclassified from tangibles to intangibles, representing costs incurred since June 30,

2001, the effective date of SFAS 141. At December 31, 2002, we had undeveloped leasehold costs of $49.5 million and developed leasehold costs of $111.5 million, net of accumulated amortization, that would be reclassified from tangibles to intangibles. We will continue to classify our oil and gas leasehold costs as tangible oil and natural gas properties until further guidance is provided.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, on October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN 46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003 financial statements. We are continuing to evaluate the impact, if any, FIN 46 may have on our consolidated financial statements; however, we do not believe that we have any VIEs.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment to FASB Statement 13 and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Board Opinion No. 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Our adoption of SFAS 145 on January 1, 2003 had no effect on our financial statements.

     In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 146 on January 1, 2003 had no effect on our financial statements.

     In November 2002, FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value, which is different from the previous practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, "Accounting for Contingencies." FIN 45 has a dual effective date. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements for interim or annual periods ending after December 15, 2002. As of our December 31, 2002 and September 30, 2003 balance sheet dates, we did not have any guarantees of indebtedness of others and as a result, our adoption of FIN 45 did not have an effect on our financial statements.

     - In April 2003 the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS 149 did not impact the accounting treatment of our derivative instruments.

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

     - Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and

     - Certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a "monetary value" at inception that (a) is fixed,
          (b) is tied to a market index or other benchmark (something other than the fair value of the issuer's equity shares), or (c) varies inversely with the fair value of the equity shares (e.g., a written put option).

     Until this pronouncement was issued, these types of instruments have been variously presented by their issuers as liabilities, as part of equity, or between the liabilities and equity sections (sometimes referred to as "mezzanine" reporting) in the statement of financial position.

     For our company, the provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for on October 29, 2003, the FASB agreed to defer the application of paragraphs 9 and 10 of SFAS 150 to mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS 150 for the subsidiary. The deferral will be for an indefinite period. As of September 30, 2003, the provisions of SFAS 150 that are applicable to us had no effect on our financial statements.

RECENT DEVELOPMENTS

Acquisition of Transworld Exploration and Production Inc. Properties

     On October 15, 2003, we completed the acquisition of Transworld Exploration and Production Inc.'s shallow-water Gulf of Mexico natural gas and oil producing properties and undeveloped acreage. At closing, the $155 million purchase price was reduced by $6 million for various customary closing items, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction, July 1, 2003, and the closing date, October 15, 2003. The net purchase price of $149 million was paid in cash and financed in part by cash on hand and in part by borrowings under our revolving bank credit facility. The properties are located primarily in the central Gulf of Mexico in less than 320 feet of water and include 21 blocks covering 86,237 gross (64,394 net) acres. As of the October 15, 2003 closing date, proved reserves are an estimated 88.5 billion cubic feet of natural gas equivalent, of which 75% is natural gas. Current production is from 11 fields and is estimated at approximately 35 million cubic feet of natural gas equivalent per day, net to our interest. We will operate properties representing 97% of the proved reserves with an average working interest of 65%.

Timothy R. Lindsey Joins as Vice President of Exploration

     On September 30, 2003, Timothy R. Lindsey joined Houston Exploration in the newly created position of Vice President of Exploration. Mr. Lindsey's primary responsibilities involve assessing our current and future exploration programs and evaluating new regions within the United States for us to consider for expansion. Immediately prior to joining Houston Exploration, Mr. Lindsey worked for more than 27 years in various capacities at Marathon Oil Company including senior management roles in both domestic and international exploration and business development. Most recently he was Marathon's International Exploration Manager. Nearly 20 years of his career were spent focusing on domestic operations in the Rocky Mountains, onshore Gulf Coast and offshore Gulf of Mexico areas. Mr. Lindsey holds a bachelor's degree in geology from Eastern Washington University and completed graduate studies in economic geology at the University of Montana. In addition, he participated in the Advanced Management Program at the Kellogg School of Management at Northwestern University and is a member of the American Association of Petroleum Geologists.

Rocky Mountain Exploration

     During the first nine months of 2003, we acquired approximately 165,000 net undeveloped acres located in the Rocky Mountain region of the northwestern United States. Over 90% of the acreage is located in southwestern Montana, the Green River Basin of southwestern Wyoming and in the Uinta Basin of northeastern Utah. In April 2003, we opened an office in Denver, Colorado that is currently staffed by two people. During the fourth quarter of 2003, we are planning to begin drilling a well to a depth of 8,500 feet in the Uinta Basin. As of September 30, 2003, we had incurred approximately $10.8 million in leasehold acquisition costs related to the acreage acquired.

Issuance of $175 Million 7% Notes due 2013 and Redemption of $100 Million 8?% Notes due 2008

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

     We received $170.4 million in net proceeds from the issuance of the notes. A portion of the net proceeds was used to repay the aggregate principal of $100 million on the 8?% senior subordinated notes together with a premium of $4.3 million for early redemption. The remaining portion of the net proceeds was used to repay $60 million in outstanding borrowings on our revolving bank credit facility with the balance of approximately $6.1 million being applied to working capital, a portion of which was utilized in July to fund the payment of $4.6 million in accrued interest due on the notes. During the second quarter of 2003 and pursuant to the early redemption of the $100 million notes, we incurred debt extinguishment expenses totaling $5.9 million ($3.9 million net of tax) for the call premium of $4.3 million together with a non-cash charge of $1.6 million for the write-off of the balance of the unamortized issue costs. The debt extinguishment expenses of $5.9 million are included in the line item "Other (Income) Expense" on the Statement of Operations for the nine months ended September 30, 2003.

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

RESULTS OF OPERATIONS

The following table sets forth our summary operating and historical natural gas and oil production data during the periods indicated:

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                    -----------------------    ------------------------
                                                      2003          2002          2003          2002
                                                    ---------    ----------    ----------    ----------
SUMMARY OPERATING INFORMATION:
Operating revenues .............................    $ 118,887    $   84,205    $  368,522    $  244,976
Operating expenses .............................       69,856        58,745       209,004       170,606
Income from operations .........................       49,031        25,460       159,518        74,370
Net income .....................................       34,719        15,272       105,339        45,460

PRODUCTION:
   Natural gas (MMcf).........................         24,554        24,245        73,573        72,590
   Oil (MBbls)................................            331           218           916           600
   Total (MMcfe)..............................         26,540        25,553        79,069        76,190

   Average daily production (MMcfe/day).......            288           278           290           279

AVERAGE SALES PRICES:
   Natural gas (per Mcf) realized (1).........      $    4.45    $     3.23    $     4.64    $     3.17
   Natural gas (per Mcf) unhedged.............           4.84          3.09          5.45          2.89
   Oil (per Bbl) realized (1).................          27.70         25.77         28.24         23.40
   Oil (per Bbl) unhedged.....................          27.70         25.77         28.68         23.40

OPERATING EXPENSES (PER MCFE):
   Lease operating............................      $    0.39    $     0.34    $     0.42    $     0.31
   Severance tax..............................           0.13          0.11          0.14          0.10
   Transportation expense.....................           0.10          0.09          0.10          0.09
   Depreciation, depletion and amortization...           1.78          1.66          1.78          1.63
   Asset retirement accretion.................           0.03            --          0.03            --
   General and administrative, net............           0.20          0.10          0.17          0.11

-----------------------

(1) Reflects the effects of hedging.

RECENT FINANCIAL AND OPERATING RESULTS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Production. Our production increased 4% from 25,553 million cubic feet equivalent, or MMcfe, for the three months ended September 30, 2002 to 26,540 MMcfe for the three months ended September 30, 2003. Average daily production was 288 MMcfe/day during the third quarter of 2003 compared to 278 MMcfe/day during the third quarter of 2002.

     Onshore, our daily production rates increased 10% from an average of 156 MMcfe/day during the third quarter of 2002 to an average of 172 MMcfe/day during the corresponding three months of 2003. The increase in onshore production is primarily attributable to 12 MMcfe/day in newly developed production in South Texas and 6 MMcfe/day in newly developed production in the Arkoma Basin. In total, average daily production of 172 MMcfe/day during the third quarter of 2003 was compared to average daily production of 173 MMcfe/day and 171 MMcfe/day, respectively, during the first and second quarter of 2003.

     Offshore, our production decreased 5% from an average of 122 MMcfe/day during the third quarter of 2002 to an average of 116 MMcfe/day during the third quarter of 2003. Production declines due to maturing reservoirs from existing key fields, Mustang Island A-31/32, West Cameron 587, South Marsh Island 253 and North Padre Island 883, were greater than incremental production added from new wells and facilities brought on-line since the end of the third quarter of 2002 at Vermilion 408, East Cameron 81/84, East Cameron 82/83, Mustang Island 785, South Timbalier 314/317, Eugene Island, Matagorda 682, East Cameron 280, High Island 47 and West Cameron 284. The year-over-year production decline is partially the result of shifting approximately $40 million of our 2002 offshore capital expenditure program to our onshore region to facilitate the May 2002 acquisition of producing properties in South Texas from Burlington Resources. For the third quarter of 2003, offshore production of 116 MMcfe/day decreased by 4% from 121 MMcfe/day during the second quarter of 2003 and was comparable to first quarter of 115 MMcfe/day. The decrease was due in part to various mechanical problems including a gravel pack failure at East Cameron 83 that caused a loss of an estimated 7 MMcfe/day for the quarter.

     Natural Gas and Oil Revenues. Natural gas and oil revenues increased 41% from $83.9 million for the third quarter of 2002 to $118.4 million for the third quarter of 2003 primarily as a result of a 38% increase in average realized natural gas prices, from $3.23 per Mcf during the third quarter of 2002 to $4.45 per Mcf in the third quarter of 2003 and an increase in average realized oil prices of 7% for the same period from $25.77 per barrel, or Bbl, to $27.70 per Bbl, combined with a 52% increase in oil production during the current quarter.

     Natural Gas Prices. As a result of hedging activities during the third quarter of 2003, we realized an average gas price of $4.45 per Mcf, which was 92% of or $0.39 lower than the average unhedged natural gas price of $4.84 for the period. As a result, natural gas and oil revenues for the three months ended September 30, 2003 were $9.7 million lower than the revenues we would have achieved if hedges had not been in place during the period. For the corresponding quarter of 2002, our hedging activities resulted in $3.5 million of additional natural gas revenues, and, as a result, our average realized natural gas price was $3.23 per Mcf, which was 105% or $0.14 greater than the average unhedged natural gas price of $3.09 per Mcf.

     Lease Operating Expenses and Severance Tax. Lease operating expenses increased 17% from $8.7 million for the three months ended September 30, 2002 to $10.2 million for the corresponding three months of 2003. On an Mcfe basis, lease operating expenses increased 15% from $0.34 per Mcfe during the third quarter of 2002 to $0.39 per Mcfe during the third quarter of 2003. The increase in both lease operating expenses and lease operating expense on a per unit basis for 2003 is primarily attributable to the continued expansion of our operations both onshore and offshore. Our overall operating expenses are increasing as we add new wells and facilities and continue to maintain production from existing properties. Since the end of the third quarter of 2002, we added approximately 133 new wells from exploration and development drilling. Ad valorem taxes have increased due to rising onshore property value assessments, which is a function of higher commodity prices. Year-over-year increases in well control insurance premiums have also contributed to the increase in operating expenses, as did new operations at South Timbalier 314/317, which was placed on-line during the first quarter of 2003 and is inherently more costly to operate, as it is a crude oil producing property. In addition, we continue to incur additional fees to process natural gas from new wells at East Cameron 81/83/84. And finally, we have added compression in South Texas and at several offshore platforms to enhance production capabilities from existing wells.

     Severance tax, which is a function of volume and revenues generated from onshore production, increased from $2.8 million for the third quarter of 2002 to $3.5 million for the corresponding period of 2003. On an Mcfe basis, severance tax increased 18% from $0.11 per Mcfe during the third quarter of 2002 to $0.13 per Mcfe during the third quarter of 2003. Despite our reduced severance tax rate for a portion of our South Texas production pursuant to the "high-cost/tight-gas formation" designation received in July 2002 (see "Other (Income) and Expense" below), severance tax expense and severance tax per Mcfe increased during the third quarter of 2003 due to the 57% increase in average wellhead prices for natural gas from $3.09 per Mcf during the third quarter of 2002 to $4.84 per Mcf during the third quarter of 2003 combined with a 10% increase in onshore production for the same period of 2003.

     Transportation Expense. We applied EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs" for all periods presented. Pursuant to our application of EITF No. 00-10, transportation expenses for the three months ended September 30, 2002 that were previously reflected as a reduction of natural gas and oil revenues were added back to the related revenues and reclassified as a separate component of operating expense. The application of EITF No. 00-10 had no effect on operating income or net income. Transportation expense for the third quarter of 2003 increased 11% on an Mcfe basis from $0.09 during the third quarter of 2002 to $0.10 for the third quarter of 2003. For the current quarter, the increase reflects an increase in volume, primarily in South Texas and Arkoma, that is subject to transportation fee agreements.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 12% from $42.3 million for the three months ended September 30, 2002 to $47.3 million for the three months ended September 30, 2003. Depreciation, depletion and amortization expense per Mcfe increased 7% from $1.66 for the three months ended September 30, 2002 to $1.78 for the corresponding three months in 2003. The increase in depreciation, depletion and amortization expense was a result of higher production volumes combined with a higher depletion rate. Our depletion rate has increased as the costs associated with several unproved properties designated as unevaluated were reclassified into our amortization base without incremental reserve additions since the end of the third quarter of 2002. In addition, our estimated future development costs at December 31, 2002 increased approximately 22% from prior year estimates due to the addition of more proved undeveloped reserves into our total proved reserve base.

     Asset Retirement Accretion. Pursuant to our January 1, 2003 adoption of SFAS 143, "Asset Retirement Obligations," we incurred asset retirement accretion expense of $0.8 million or $0.03 per Mcfe, during the third quarter of 2003. The accretion expense represents the systematic monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities.

     General and Administrative Expenses, Net of Capitalized General and Administrative and Overhead Reimbursements. Our net general and administrative expenses increased 100% from $2.7 million for the three months ended September 30, 2002 to $5.4 million for the three months ended September 30, 2003. These amounts are net of COPAS overhead reimbursements received from other working interest owners of $0.3 million during each of the three month-periods ended September 30, 2002 and 2003, and capitalized general and administrative expenses of $3.4 million and $3.1 million for the corresponding three-month periods of 2002 and 2003. Aggregate general and administrative expenses increased by $2.4 million or 38% from $6.4 million during the third quarter of 2002 to $8.8 million for the third quarter of 2003. The increase in aggregate general and administrative expense is due primarily to the expansion of our workforce which corresponds to the continued expansion of our operations. As our workforce expands, we have experienced an increase in salaries and related employee benefit expenses together with increases in our incentive compensation and stock compensation expenses. In addition, our rent expense has increased as we expanded our leased office space in downtown Houston to accommodate our growing workforce. Our third quarter 2003 general and administrative expenses also included a non-recurring charge of $0.8 million related to the settlement of a litigation matter.

     On an Mcfe basis, net general and administrative expenses increased 100% from $0.10 during the third quarter of 2002 to $0.20 per Mcfe during the third quarter of 2003. The higher rate per Mcfe during the third quarter of 2003 reflects the increase in our aggregate general and administrative expenses and a 9% decrease in capitalized expenses during the third quarter of 2003 which is a result of a change in the mix of types of general and administrative expenses we are incurring. We are incurring more expenses that are not directly related to our oil and gas exploration and development operations.

     Other Income and Expense. For the third quarter of 2003, Other Income and Expense is comprised of income of $6.2 million ($4.0 million net of tax) related to refunds and interest on those refunds of prior year's severance tax expense. In July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation allows us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production is either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we are entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. As of the date of our report, we estimate that we could record additional refunds of up to $1.2 million ($0.8 million net of tax). After September 1, 2003, all refunds will be in the form of a reduction to or credit against our current severance tax liability rather than in the form of a cash reimbursement from the State of Texas.

     Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, decreased 17% from $2.3 million during the third quarter of 2002 to $1.9 million during the third quarter of 2003. Aggregate interest expense decreased from $4.2 million during the third quarter of 2002 to $3.9 million during the third quarter of 2003. Our average borrowings and interest rates were $194.9 million and 7.2%, respectively, during the third quarter of 2003 compared to $264 million and 5.48% during the third quarter of 2002. For the current quarter, our average borrowings decreased and our average interest rate increased as we replaced our existing fixed debt of $100 million at 8 5/8% with new fixed debt of $175 million at 7% and used excess proceeds from the newly issued debt to repay outstanding borrowings under our revolving bank credit facility which bears interest at lower rates that averaged 2.5% during the third quarter of 2003 and 3.7% during the third quarter of 2002. Capitalized interest for the third quarter of 2003 was $2.0 million compared to $1.9 million for the corresponding three months of 2002.

     Income Tax Provision. The provision for income taxes increased 130% from $7.9 million for the third quarter of 2002 to $18.7 million for the third quarter of 2003 due to the 137% increase in pre-tax income during the third quarter of 2003 from $23.2 million during the third quarter of 2002 to $53.4 million during the third quarter of 2003. Pre-tax income is higher as a result of the 41% increase in revenues, $6.2 million in other income as a result of refunds of prior period severance tax and a 17% decrease in interest expense offset in part by a 19% increase in operating expenses.

     Operating Income and Net Income. For the three months ended September 30, 2003, the 38% increase in realized natural gas prices combined with the 4% increase in production, offset in part by a 19% increase in operating expenses, caused operating income to increase 93% from $25.5 million during the third quarter of 2002 to $49.0 million during the third quarter of 2003. Correspondingly, net income increased 127% from $15.3 million for the third quarter of 2002 to $34.7 million for the third quarter of 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Production. Our production increased 4% from 76,190 million cubic feet equivalent, or MMcfe, for the nine months ended September 30, 2002 to 79,069 MMcfe for the nine months ended September 30, 2003. Average daily production was 290 MMcfe/day during the three months of 2003 compared to 279 MMcfe/day during the corresponding period of 2002.

     Onshore, our daily production rates increased 15% from an average of 149 MMcfe/day during the first nine months of 2002 to an average of 172 MMcfe/day during the corresponding nine months of 2003. The increase in onshore production is primarily attributable to 23 MMcfe/day in newly developed production in South Texas. Production from our other onshore areas was unchanged at 33 MMcfe/day during both the first nine months of 2002 and 2003.

     Offshore, our production decreased 9% from an average of 130 MMcfe/day during the first nine months of 2002 to an average of 118 MMcfe/day during the first nine months of 2003. Production declines due to maturing reservoirs from existing key fields, Mustang Island A-31/32, High Island 39, West Cameron 587 and South Marsh Island 253, were greater than incremental production added from new wells and facilities brought on-line since the end of the third quarter of 2002 at Vermilion 408, East Cameron 81/84, East Cameron 82/83, Mustang Island 785, High Island 38, and South Timbalier 314/317, Eugene Island 159, Matagorda 682, East Cameron 280, High Island 47 and West Cameron 284. Further, we experienced a loss of an estimated 3 MMcfe/day at Vermilion 408 during a 15-day shut-in during January and February 2003 due to down stream pipeline shut-ins for repairs. The year-over-year production decline is partially the result of shifting approximately $40 million of our 2002 offshore capital expenditure program to our onshore region to facilitate the May 2002 acquisition of producing properties in South Texas from Burlington Resources.

     Natural Gas and Oil Revenues. Natural gas and oil revenues increased 50% from $244.2 million during the first nine months of 2002 to $367.2 million during the first nine months of 2003 as a result of a 46% increase in average realized natural gas prices, from $3.17 per Mcf during the first nine months of 2002 to $4.64 per Mcf in the first nine months of 2003 and an increase in average realized oil prices of 21% for the same period from $23.40 per barrel, or Bbl, to $28.24 per barrel, combined with a 53% increase in oil production during the current quarter.

     Natural Gas Prices. As a result of hedging activities during the first nine months of 2003, we realized an average natural gas price of $4.64 per Mcf, which was 85% or $0.81 per Mcfe lower than average unhedged natural gas price of $5.45 for the period. As a result, natural gas and oil revenues for the nine months ended September 30, 2003 were $59.7 million lower than the revenues we would have achieved if hedges had not been in place during the period. For the corresponding nine months of 2002, we realized an average gas price of $3.17 per Mcf, which was 110% of the average unhedged natural gas price of $2.89 for the period. This resulted in natural gas and oil revenues that were $20.5 million higher than the revenues we would have achieved if hedges had not been in place during the period.

     Oil Prices. During the first nine months of 2003, we realized an average oil price of $28.24 per Bbl, which was 98% or $0.44 per Bbl lower than the average unhedged price of $28.68 per Bbl for the period. As a result, natural gas and oil revenues for the nine months ended September 30, 2003 were $0.4 million lower than the revenues we would have achieved if hedges had not been in place during the period. We had no oil hedges in place during first nine months of 2002 and realized an average oil price of $23.40 per Bbl.

     Lease Operating Expenses and Severance Tax. Lease operating expenses increased 40% from $24.0 million for the nine months ended September 30, 2002 to $33.5 million for the corresponding nine months of 2003. On an Mcfe basis, lease operating expenses increased 35% from $0.31 per Mcfe during the first nine months of 2002 to $0.42 per Mcfe during the first nine months of 2003. The increase in both lease operating expenses and lease operating expense on a per unit basis for 2003 is attributable to the continued expansion of our operations both onshore and offshore. Our overall operating expenses are increasing as we add new wells and facilities and continue to maintain production from existing properties. Since the end of the third quarter of 2002, we added approximately 133 new wells from exploration and development drilling. Onshore, ad valorem taxes, compression costs, well control insurance and contract service expenses have increased in the current period. In addition, during the first quarter of 2003, we incurred $1.6 million in non-recurring expenses associated with a workover in the Charco Field. Offshore, we added new crude oil production facilities at South Timbalier 314/317 during the first quarter of 2003 and since the end of the third quarter of 2002, we have added new wells and facilities at East Cameron 81/83/84 which are incurring incremental fees to process the natural gas. In addition, we installed compressors at several platforms to enhance production capabilities from existing wells.

     Severance tax, which is a function of volume and revenues generated from onshore production, increased from $7.3 million for the first nine months of 2002 to $11.0 million for the corresponding period of 2003. On an Mcfe basis, severance tax increased from $0.10 per Mcfe for the first nine months of 2002 to $0.14 per Mcfe during the first nine months of 2003. Partially offset by our reduced severance tax rate for a portion of our South Texas production pursuant to the "high-cost/tight-gas formation" designation received in July 2002 (see "Other (Income) and Expense" below), severance tax expense and severance tax per Mcfe increased during the first nine months of 2003 due to the 89% increase in average wellhead prices for natural gas from $2.89 during the first nine months of 2002 to $5.45 during the first nine months of 2003 combined with a 15% increase in onshore production for the first nine months of 2003.

     Transportation Expense. We applied EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs" for all periods presented. Pursuant to our application of EITF No. 00-10, transportation expenses for the nine months ended September 30, 2002 that were previously reflected as a reduction of natural gas and oil revenues were added back to the related revenues and reclassified as a separate component of operating expense. The application of EITF No. 00-10 had no effect on operating income or net income. Transportation expense increased 11% on an Mcfe basis from $0.09 during the first nine months of 2002 to $0.10 for the first nine months of 2003. The increase reflects an increase in volume, primarily in South Texas and Arkoma, that is subject to transportation fee agreements during 2003.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased 13% from $124.2 million for the nine months ended September 30, 2002 to $140.7 million for the nine months ended September 30, 2003. Depreciation, depletion and amortization expense per Mcfe increased 9% from $1.63 for the nine months ended September 30, 2002 to $1.78 for the corresponding nine months in 2003. The increase was a result of higher production volumes combined with a higher depletion rate. Our depletion rate has increased as the costs associated with several unproved properties designated as unevaluated were reclassified into our amortization base without incremental reserve additions at the end of 2002 and during the third quarter of 2003. In addition, our estimated future development costs at December 31, 2002 increased approximately 22% from prior year estimates due to the addition of more proved undeveloped reserves to our total proved reserve base.

     Asset Retirement Accretion. Pursuant to our January 1, 2003 adoption of SFAS 143, "Asset Retirement Obligations," we incurred asset retirement accretion expense of $2.5 million, $0.03 per Mcfe, for the first nine months of 2003. The accretion expense represents the systematic monthly accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities.

     General and Administrative Expenses, Net of Capitalized General and Administrative and Overhead Reimbursements. Our net general and administrative expenses increased 59% from $8.5 million for the nine months ended September 30, 2002 to $13.5 million for the nine months ended September 30, 2003. These amounts are net of COPAS overhead reimbursements received from other working interest owners of $1.2 million for each of the nine month periods ended September 30, 2002 and 2003 and capitalized general and administrative expenses of $9.8 million and $9.7 million for the respective periods. Aggregate general and administrative expenses increased by $4.9 million or 25% from $19.5 million for the first nine months of 2002 to $24.4 million for the first nine months of 2003. However, included in aggregate expense for the first nine months of 2002 was approximately $0.9 million in non-recurring charges relating to employee severance payments. Without these non-recurring charges, aggregate general and administrative expense for the first nine months of 2003 would reflect a $5.8 million or 31% increase from the first nine months of 2002 and net general and administrative expenses for the first nine months of 2003 would reflect a $5.9 million or 78% increase. The increase in aggregate general and administrative expense is due primarily to the expansion of our workforce which corresponds to the continued expansion of our operations. As our workforce expands, we have experienced an increase in salaries and related employee benefit expenses together with increases in our incentive compensation and stock compensation expenses. In addition, our rent expense has increased as we expanded our leased office space in downtown Houston to accommodate our growing workforce. Our legal, audit and accounting expenses increased as we implemented new corporate governance policies and engaged an outside firm to perform internal auditing functions. Finally, during the third quarter of 2003, we incurred a non-recurring charge of $0.8 million relating to the settlement of a litigation matter.

     On an Mcfe basis, net general and administrative expenses increased 55% from $0.11 during the first nine months of 2002 to $0.17 per Mcfe during the first nine months of 2003. Without the non-recurring charges of $0.9 million incurred in the first nine months of 2002 for employee severance payments, net general and administrative expense per Mcfe would have increased by $0.07 per Mcfe or by 70% from $0.10 in first nine months 2002 to $0.17 in the first nine months of 2003. The higher rate per Mcfe during the first nine months of 2003 reflects the increase in our aggregate general and administrative expenses.

     Other Income and Expense. For the first nine months of 2003, Other Income and Expense includes two components: debt extinguishment expenses totaling $5.9 million ($3.9 million net of tax); and income of $19.1 million ($12.4 million net of tax) related to refunds of prior year's severance tax expense. Upon completing the private placement of our $175 million 7% senior subordinated notes June due 2013 on June 10, 2003, we called our $100 million 8 5/8% senior subordinated notes due 2008 for redemption. We incurred a premium for early redemption of the $100 million 8 5/8% notes of $4.3 million together with a non-cash charge of $1.6 million to write-off the balance of the unamortized costs associated with issuing the $100 million 8 5/8% senior subordinated notes.

     In July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation allows us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production is either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we are entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. As of the date of our report, we estimate that we could record additional refunds of up to $1.2 million ($0.8 million net of tax). After September 1, 2003, all refunds will be in the form of a reduction to or credit against our current severance tax liability rather than in the form of a cash reimbursement from the State of Texas.

     Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, increased 19% from $5.3 million for the first nine months of 2002 to $6.3 million for the first nine months of 2003. Aggregate interest expense was unchanged at $11.5 million during the first nine months of both 2002 and 2003. Our average borrowings and interest rates were $224.7 million and 6.3% during the first nine months of 2002 compared to $258.7 million and 5.4% during the first nine months of 2003. The increase in net interest expense for the current period is due in part to the higher average rate combined with a decrease in capitalized interest. Capitalized interest decreased 16% from $6.2 million for the first nine months of 2002 to $5.2 million for the first nine months of 2003. Our capitalized interest is a function of unevaluated properties and the decrease corresponds to the decrease in our unevaluated property balance from $130.4 million at September 30, 2002 to $107.4 million at September 30, 2003. Unevaluated properties are lower in the current period as a result of several properties previously designated as unevaluated being reclassified to the amortization base or full cost pool at the end of 2002.

     Income Tax Provision. The provision for income taxes increased 147% from $23.6 million for the first nine months of 2002 to $58.3 million for the first nine months of 2003 due to the 141% increase in pre-tax income from $69.1 million during the first nine months of 2002 to $166.4 million during the first nine months of 2003. Pre-tax income is higher as a result of the 50% increase in revenues and the $13.2 million in other income as a result of $19.1 million in severance refunds offset by $5.9 million in debt extinguishment expenses. The increase in revenues and other income was offset in part by a 23% increase in operating expenses and a 19% increase in net interest expense.

     Operating Income and Net Income. For the nine months ended September 30, 2003, the 46% increase in realized natural gas prices combined with the 4% increase in production, offset in part by a 23% increase in operating expenses, caused operating income to increase 114% from $74.4 million during the first nine months of 2002 to $159.5 million during the first nine months of 2003. Correspondingly, net income increased 131% from $45.5 million for the first nine months of 2002 to $105.3 million for the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We fund our operations, including capital expenditures and working capital requirements, from cash flows from operations and bank borrowings. We believe cash flows from operations and borrowings under our revolving bank credit facility will be sufficient to fund our planned capital expenditures and operating expenses during 2003. In June 2003, we took advantage of lower interest rates and issued $175 million 7% senior subordinated notes due June 2023 and called for early redemption our $100 million 8 5/8% senior subordinated notes due January 2008. We received $170.4 million in net proceeds from the private placement of the $175 million 7% senior subordinated notes. Of the net proceeds received, we transferred $104.3 million directly to the trustee for use in the July 11, 2003 redemption of the aggregate principal of $100 million on the 8 5/8% senior subordinated notes together with a premium of $4.3 million for early redemption of the notes. The remaining portion of the net proceeds was used to repay $60 million in outstanding borrowings on our revolving bank credit facility with the balance of approximately $6.1 million being applied to working capital, a portion of which was utilized in July 2003 to fund the payment to the trustee of $4.6 million in accrued interest due on the $100 million 8 5/8% notes.

     Cash Flows. As of September 30, 2003, we had working capital of $9.5 million and $299.6 million of borrowing capacity available under our revolving bank credit facility. Net cash provided by operating activities for the first nine months of 2003 was $298.1 million compared to $165 million during the first nine months of 2002. The 81% increase in net cash provided by operating activities was largely due to the increase in cash flows before changes in operating assets and liabilities and was a result of an increase in operating income caused by higher realized natural gas prices and an increase in production volumes for the nine months ended September 30, 2003. The increase in cash from operations was reduced in part by a net increase in operating assets and liabilities. This increase was caused primarily by an increase in other assets. The increase in other assets was due in part to an increase of $10.7 million in deferred tax assets and $5.3 million in premiums paid for derivative instruments for 2004. Current liabilities (excluding the fair value of derivatives which is a non-cash item) increased due to a higher level of drilling activity in the first nine months of 2003 as compared to the first nine months of 2002. For the first nine months of 2003, funds used in investing activities consisted of $227.9 million for net cash investments in property and equipment which includes a prepayment of $15.5 million on September 3, 2003 for the acquisition of the Transworld producing properties which closed on October 15, 2003, which compares to a net $173.5 million expended during the first nine months of 2002. Our cash position decreased during the first nine months of 2003 by $77 million as a result of the repayment of long-term borrowings. We issued $175 million in 7% senior subordinated notes, redeemed $100 million in 8 5/8% notes and repaid a net $152 million in borrowings under our revolving bank credit facility. For the corresponding nine months of 2002, cash flow increased by $3 million from incremental borrowings under our revolving bank credit facility. During the current nine-month period, we incurred $4.6 million in costs related to the issuance of the new $175 million 7% senior subordinated notes. Cash increased by $6.7 million and $2.4 million, respectively, during the first nine months of 2003 and 2002 due to proceeds received from the issuance of common stock from the exercise of stock options. In addition, during the first quarter of 2003, we sold 3 million newly issued shares of our common stock in a public offering for net proceeds of $79.2 million, and simultaneously repurchased the same number of shares from KeySpan for $79.2 million. As a result of these operating, investing and financing activities, cash and cash equivalents decreased $4.8 million from $18.0 million at December 31, 2002 to $13.2 million at September 30, 2003.

     Investments in Property and Equipment. During the first nine months of 2003, we invested $211.7 million in natural gas and oil properties and $0.9 million for other property and office equipment. During the nine months of 2003, we completed the drilling of 110 gross wells (84.6 net) of which 83 (64.2 net) were successful and 27 (20.4 net) were unsuccessful with an additional 14 wells (10.0 net) in progress at the end to the quarter. Our investments in natural gas and oil properties included $43.3 million in exploration costs, $122.9 million in development costs and $45.5 in leasehold acquisition costs. Leasehold acquisition costs include, among other things, costs incurred for seismic, capitalized interest and capitalized general and administrative costs. During the nine months of both 2003 and 2002, we capitalized a total of $14.9 million and $16.0 million, respectively, in interest and general and administrative expenses.

     Future Capital Requirements. At the quarterly meeting of our Board of Directors held July 29, 2003, our 2003 capital expenditure budget of $286 million was increased by $26 million to $312 million. We intend to spend two-thirds of the increase in South Texas and the balance in the Arkoma Basin. As of September 30, 2003, we had spent approximately 68% of our initial capital expenditure budget of $312 million for 2003. We do not include property acquisition costs in our capital expenditure budget because the size and timing of capital requirements for acquisitions are inherently unpredictable. The capital expenditure budget includes exploration and development costs associated with projects in progress or planned for the upcoming year and amounts are contingent upon drilling success. We have estimated our current asset retirement obligations to be $4.6 million. No assurances can be made that amounts budgeted will equal actual amounts spent. We will continue to evaluate our capital spending plans throughout the year. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, natural gas prices, industry conditions and outlook and future acquisitions of properties. We believe cash flows from operations and borrowings under our credit facility will be sufficient to fund these expenditures. We intend to continue to selectively seek acquisition opportunities both offshore and onshore although we may not be able to identify and make acquisitions of proved reserves on terms we consider favorable.

     Revolving Bank Credit Facility. We maintain a revolving bank credit facility with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The credit facility provides us with a commitment of $300 million which may be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The credit facility is subject to borrowing base limitations. Our current borrowing base is $300 million and is redetermined semi-annually, with the next redetermination scheduled for April 1, 2004. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The credit facility matures July 15, 2005, is unsecured and with the exception of trade payables, ranks senior to our 7% senior subordinated notes.

     At September 30, 2003, we had no outstanding borrowings under our revolving bank credit facility and $0.4 million in outstanding letter of credit obligations. Subsequent to September 30, 2003, we borrowed a net $115 million under our revolving bank credit facility. These borrowings were used to fund a portion of the remaining purchase price of the Transworld properties on October 15, 2003. At November 10, 2003, the date of this report, outstanding borrowings and letter of credit obligations under our revolving bank credit facility total $115.4 million.

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

     Upon closing the private placement of the $175 million 7% senior subordinated notes on June 10, 2003, we called our $100 million 8 5/8% notes due January 1, 2008 for redemption. The July 11, 2003 redemption of the $100 million in aggregate principal and payment of the $4.3 million premium for early redemption were funded with a portion of the proceeds received from the $175 million 7% senior subordinated notes. The $100 million 8 5/8% senior subordinated notes were issued on March 2, 1998. The notes bore interest at a rate of 8 5/8% per annum with interest payable semi-annually on January 1 and July 1. The $100 million 8 5/8% notes were redeemable, at our option, in whole or in part, at any time on or after January 1, 2003 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.313% in 2003 to 0% in 2006. During the second quarter of 2003, and pursuant to the early redemption of the $100 million notes, we incurred debt extinguishment expenses totaling $5.9 million ($3.9 million net of tax) for the call premium of $4.3 million together with a non-cash charge of $1.6 million for the write-off of the balance of the unamortized issue costs. Total debt extinguishment expense of $5.9 million is included in the line item "Other (Income) Expense" on our Statement of Operations for the nine month period ended September 30, 2003.

Contractual Obligations and Other Commercial Commitments

     The table below summarizes our contractual obligations and commercial commitments at September 30, 2003. We have no "off-balance sheet" financing arrangements.

                                                                        AT SEPTEMBER 30, 2003
                                                                        PAYMENTS DUE BY PERIOD
                                                 ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                            TOTAL       < 1 YEAR   1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
-------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited and $ in thousands)
Revolving bank credit facility...............    $       --    $     --   $        --   $        --   $          --
7% senior subordinated notes, due June 2013..       175,000          --            --            --         175,000
Operating leases.............................         8,633         306         4,346         3,060             921
                                                 ----------    --------   -----------   -----------   -------------
    Total contractual obligations............    $  183,633    $    306   $     4,346   $     3,060   $     175,921
                                                 ==========    ========   ===========   ===========   =============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Natural Gas and Oil Hedging

     We utilize derivative commodity instruments to hedge future sales prices on a portion of our natural gas and oil production to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. Our derivatives are not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments that we use are swaps, collars and options, which we generally place with major investment grade financial institutions that we believe are minimal credit risks and historically, we have not experienced credit losses. We believe that our credit risk related to the natural gas futures and swap contracts is no greater than the risk associated with the primary contracts and that the elimination of price risk reduces volatility in our reported results of operations, financial position and cash flows from period to period and lowers our overall business risk; however, as a result of our hedging activities we may be exposed to greater credit risk in the future. We may be subject to margin calls under our hedge contracts; however, we believe, that we have sufficient liquidity to cover these margin calls, if any.

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

     The following table summarizes the change in the fair value of our derivative instruments for the nine month period from January 1 to September 30, 2003 and 2002, respectively. Stated amounts do not reflect the effects of taxes.

                                                                         FOR THE NINE MONTH PERIOD
CHANGE IN FAIR VALUE OF DERIVATIVES INSTRUMENTS                             2003           2002
--------------------------------------------------------------------------------------------------
                                                                       (unaudited and $in thousands)
Fair value of contracts at January 1...............................      $   (38,772)   $   53,771
(Gain) loss on contracts realized..................................           60,102       (20,515)
Fair value of new contracts when entered into during period........            5,288            --
(Decrease) increase in fair value of all open contracts............      $   (38,919)      (52,434)
                                                                         -----------    ----------
Fair value of contracts outstanding at September 30................      $   (12,301)   $  (19,178)
                                                                         ===========    ==========

     Natural Gas. The following table summarizes, on a monthly basis, our hedges currently in place through December 31, 2005. For the remaining three months of 2003, we have hedged approximately 60% of our estimated production or a total of 190,000 million British thermal units per day or MMBtu/day at a floor of $3.417/MMBtu and a ceiling of $4.548/MMBtu. For each month of 2004, we have also hedged approximately 71% of our estimated production or a total of 240,000 MMBtu/day. For the three months January through March 2004, our floor will average $4.472/MMBtu on 240,000 MMBtu/day and our ceiling will average $5.021/MMBtu on 140,000 MMBtu/day, with no ceiling on the remaining 100,000 MMBtu/day. For the remaining nine months of 2004, our floor will average $4.264/MMBtu on 240,000 MMBtu/day and our ceiling will average $5.845/MMBtu on 240,000 MMBtu/day. For each calendar month of 2005, we have a fixed price swap of 50,000 MMBtu/day at $4.766/MMBtu. All amounts in the table below are in thousands, except for prices.

                        OPTIONS - PUTS              FIXED PRICE SWAPS                       COLLARS
                   -------------------------    -------------------------    -------------------------------------
                   VOLUME         NYMEX         VOLUME         NYMEX         VOLUME               NYMEX
PERIOD             (MMbtu)    CONTRACT PRICE    (MMbtu)    CONTRACT PRICE    (MMbtu)          CONTRACT PRICE
--------------------------------------------    -------------------------    -------------------------------------
                                                                                         AVG FLOORAVG     CEILING
October 2003                                     1,240     $        3.194     4,650     $        3.476    $  4.909
November 2003                                    1,200              3.194     4,500              3.476       4.909
December 2003                                    1,240              3.194     4,650              3.476       4.909

January 2004        3,100     $    5.000         1,240              4.960     3,100              3.750       5.045
February 2004       2,900          5.000         1,160              4.960     2,900              3.750       5.045
March 2004          3,100          5.000         1,240              4.960     3,100              3.750       5.045
April 2004                                       1,200              4.960     6,000              4.125       6.023
May 2004                                         1,240              4.960     6,200              4.125       6.023
June 2004                                        1,200              4.960     6,000              4.125       6.023
July 2004                                        1,240              4.960     6,200              4.125       6.023
August 2004                                      1,240              4.960     6,200              4.125       6.023
September 2004                                   1,200              4.960     6,000              4.125       6.023
October 2004                                     1,240              4.960     6,200              4.125       6.023
November 2004                                    1,200              4.960     6,000              4.125       6.023
December 2004                                    1,240              4.960     6,200              4.125       6.023

January 2005                                     1,550              4.766
February 2005                                    1,450              4.766
March 2005                                       1,550              4.766
April 2005                                       1,500              4.766
May 2005                                         1,550              4.766
June 2005                                        1,500              4.766
July 2005                                        1,550              4.766
August 2005                                      1,550              4.766
September 2005                                   1,500              4.766
October 2005                                     1,550              4.766
November 2005                                    1,500              4.766
December 2005                                    1,550              4.766

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

ITEM 4.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits filed here with:

EXHIBITS                                DESCRIPTION

10.1 (1)     --   Second Amendment to Credit Agreement among The Houston
                  Exploration Company, the lenders named therein, Wachovia Bank, National Association, as issuing bank and as administrative agent, The Bank of Nova Scotia and Fleet National Bank, as co-syndication agents; and BNP Paribas, as documentation agent, effective September 3, 2003.

10.2         --   Purchase and Sale Agreement, dated September 3, 2003, by
                  and among Transworld Exploration and Production, Inc., as Seller, and The Houston Exploration Company, as Buyer (Exhibit
                  2.1 to Current Report on Form 8-K dated October 15, 2003 and incorporated by reference).

10.3 (1)(2)  --   Employment Agreement by and between The Houston Exploration
                  Company and Timothy R. Lindsey dated September 29, 2003.

31.1 (1)     --   Certification of William G. Hargett, Chief Executive
                  Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)     --   Certification of John H. Karnes, Senior Vice President and
                  Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)     --   Certification of William G. Hargett, Chief Executive
                  Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)     --   Certification of John H. Karnes, Senior Vice President and
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

                  Current Report on Form 8-K filed on July 18, 2003 to provide information required by Item 5 - Other Events and Regulation FD Disclosure of our press release announcing the completion of the redemption of our $100 million 8?% senior subordinated notes due January 2008.

                  Current Report on Form 8-K filed on August 6, 2003 required and filed under Item 12 - Results of Operations and Financial Conditions of our earnings release for the second quarter of 2003

                  Current Report on Form 8-K filed on September 11, 2003 to provide information required by Item 5 - Other Events and Regulation FD Disclosure of our press release issued on September 11, 2003 announcing the purchase of producing oil and gas properties from Transworld Exploration and Production Inc.

                  Current Report on Form 8-K filed on October 29, 2003 to provide information required by Item 2. - Acquisition or Disposition of Assets of our completion of the acquisition of the oil and natural gas properties from Transworld Exploration and Production Inc. on October 15, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       THE HOUSTON EXPLORATION COMPANY

                                       By:        /s/ WILLIAM G. HARGETT
                                          --------------------------------------
Date: November 10, 2003                             William G. Hargett
                                           President and Chief Executive Officer

                                       By:          /s/ JOHN H. KARNES
                                          --------------------------------------
Date: November 10, 2003                               John H. Karnes
                                             Senior Vice President and Chief
                                                     Financial Officer

                                       By:    /s/ JAMES F. WESTMORELAND
                                          --------------------------------------
Date: November 10, 2003                          James F. Westmoreland
                                            Vice President and Chief Accounting
                                                         Officer

                                INDEX TO EXHIBITS

EXHIBITS                                DESCRIPTION

10.1 (1)     --   Second Amendment to Credit Agreement among The Houston
                  Exploration Company, the lenders named therein, Wachovia Bank, National Association, as issuing bank and as administrative agent, The Bank of Nova Scotia and Fleet National Bank, as co-syndication agents; and BNP Paribas, as documentation agent, effective September 3, 2003.

10.2         --   Purchase and Sale Agreement, dated September 3, 2003, by
                  and among Transworld Exploration and Production, Inc., as Seller, and The Houston Exploration Company, as Buyer (Exhibit
                  2.1 to Current Report on Form 8-K dated October 15, 2003 and incorporated by reference).

10.3 (1)(2)  --   Employment Agreement by and between The Houston Exploration
                  Company and Timothy R. Lindsey dated September 29, 2003.

31.1 (1)     --   Certification of William G. Hargett, Chief Executive
                  Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)     --   Certification of John H. Karnes, Senior Vice President and
                  Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)     --   Certification of William G. Hargett, Chief Executive
                  Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)     --   Certification of John H. Karnes, Senior Vice President and
                  Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1)      Filed herewith.

         (2)      Management contract or compensation plan.