Form 10-K/A
period 2002-12-31
HOUSTON EXPLORATION CO
filed 2003-11-13
CIK 1015293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 001-11899

                                  ------------

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

                                  ------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             NAME OF EACH
           TITLE OF EACH CLASS                      EXCHANGE ON WHICH REGISTERED
           -------------------                      ----------------------------
       Common Stock, $.01 par value                    New York Stock Exchange
8 3/8%  Senior Subordinated Notes due 2008

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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


================================================================================

                                TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----

                                                      PART I.

Items 1. and 2.   Business and Properties....................................................................1
Item 3.           Legal Proceedings..........................................................................17
Item 4.           Submission of Matters to a Vote of Security Holders........................................17

                                                     PART II.

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters..................18
Item 6.           Selected Financial Data....................................................................19
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations......21
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.................................33
Item 8.           Financial Statements.......................................................................36
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......36

                                                     PART III.

Item 10.          Directors and Executive Officers of the Registration.......................................37
Item 11.          Executive Compensation.....................................................................41
Item 12.          Security Ownership of Beneficial Owners and Management.....................................44
Item 13.          Certain Relationships and Related Transactions.............................................46
Item 14.          Controls and Procedures....................................................................51

                                                     PART IV.

Item 15.          Exhibits, Financial Statements Schedules and Reports on Form 8-K...........................52

SIGNATURES...................................................................................................53
CERTIFICATIONS...............................................................................................54
GLOSSARY OF OIL AND GAS TERMS................................................................................G-1
INDEX TO FINANCIAL STATEMENTS................................................................................F-1

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

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 31% of our shares to the public. As of December 31, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

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

INVESTMENT STRATEGY

     We strive to maximize shareholder value while maintaining our financial flexibility by pursuing a dynamic investment strategy involving elements of each of the following activities:

     o Exploitation. Exploitation, both onshore and offshore, is one of our core competencies and the cornerstone of our investment strategy. We invest in exploitation and development activities intended to generate stable and growing cash flows from which we can fund future expansion.

     o Exploration. Founded as an exploration company, we continue to invest in exploratory prospects to supplement the reserves added through our exploitation activities. We generate the majority of our exploration prospects through our in-house geo-science personnel and currently have assembled a three-year inventory of offshore drilling prospects.

     o Acquisitions. We augment our exploration and exploitation activities with disciplined investments in acquisitions of new properties that conform to our operating philosophy, , and offer unexploited reserve potential.

     We typically fund exploitation and exploration activities out of cash flows from operations. We typically fund acquisitions through our revolving bank credit facility. When we incur debt in connection with an acquisition, we focus on prompt repayment in order to minimize our debt service obligations. Our current debt levels provide flexibility to continually review and adjust our capital budgets during the year based on operational developments, commodity prices, service costs, acquisition opportunities and numerous other factors.

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

     o Cash Flow Hedging. We maintain an active hedging program designed to reduce the impact of commodity price fluctuations and provide more predictable cash flows that allow us to better plan our capital expenditures. Our hedges typically take the form of fixed price swaps and no-cost collars under which we are assured a minimum floor price for our production and enjoy the benefit of price increases up to a predetermined ceiling price. Depending on the outlook for future prices and the state of the options markets, we may hedge up to 70% of our production for up to two years or more.

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

                                     ACTIVITY AND BALANCES AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                       NATURAL
                         AVERAGE                       GAS AND          TOTAL       PERCENTAGE           WELLS DRILLED
                          DAILY          TOTAL           OIL           PROVED      TOTAL PROVED   ---------------------------
        AREA            PRODUCTION    PRODUCTION       REVENUES       RESERVES       RESERVES        TOTAL        SUCCESSFUL
--------------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------
                        (MMcfe/d)       (MMcfe)      ($ Thousands)    (MMcfe)                        (Gross)        (Gross)

South Texas ........            123         44,720   $    141,220        298,926            46%             63             54
Gulf of Mexico .....            126         46,226        149,810        197,856            31%             10              9
Arkoma Basin .......             20          7,432         21,750         93,081            14%             24             21
Other Onshore ......             12          4,144         15,157         59,744             9%             --             --
                       ------------   ------------   ------------   ------------   -----------    ------------   ------------

Total ..............            281        102,522   $    327,937        649,607           100%             97             84
                       ============   ============   ============   ============   ===========    ============   ============


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

ACQUISITIONS

     KeySpan Joint Venture Assets. On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726, as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks including the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving bank credit facility. Subsequent purchase price adjustments reduced our acquisition price by $1.2 million. The purchase price was adjusted for various customary closing items, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (September 1, 2002) and the closing date (October 11, 2002). Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

     Burlington Acquisition. On May 30, 2002, we completed the purchase of natural gas and oil producing properties, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb and Jim Hogg Counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville and South Laredo Fields. The properties purchased represent interests in approximately 123 producing wells and total proved reserves of 37 Bcfe as of January 1, 2002, the effective date of the transaction. The North East Thompsonville Field has 10 wells producing from the Wilcox formation, all of which we operate. This field represents approximately 70% of the proved reserves and 75% of the current production associated with the acquisition. The South Laredo Field, located in Webb County and in the Lobo Trend, contains 113 wells, all operated by a third party. The $39.5 million purchase price, which was reduced by a purchase price adjustment of $3.9 million and proceeds of $5.0 million received from the subsequent sale of a portion of the assets acquired, was financed by borrowings under our revolving bank credit facility. The purchase price was adjusted for various customary closing items, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (January 1, 2002) and the closing date (May 30, 2002).

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

     Severance Tax Refund. During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. We currently estimate that the total refund, for 2002 and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. During the fourth quarter of 2002, we recorded refunds totaling $10.4 million ($6.8 million net of tax) of which $1.3 million related to refund of 2002 severance tax expense and $9.1 related to refunds of prior period expense.

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

                                  ESTIMATES FOR THE YEAR ENDED DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------------
                                           (IN THOUSANDS, EXCEPT WELLS)
                                                WELLS                                          TOTAL CAPITAL
                                               PLANNED    $ EXPLORATION       $ DEVELOPMENT     EXPENDITURES
                                          ----------------   ----------------   ----------------   ----------------
Onshore ...............................                103   $         10,700   $        139,300   $        150,000
Offshore ..............................                 16             61,000             54,000            115,000
                                          ----------------   ----------------   ----------------   ----------------
                                                       119   $         71,700   $        193,300            265,000
Capitalized expenses ..................                                                                      21,000
                                                                                                   ----------------
Total capital expenditures ............                                                            $        286,000
                                                                                                   ================

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

                                                                               AS OF DECEMBER 31,
                                                                   -------------------------------------------
NET PROVED RESERVES:(1)                                                2002           2001           2000
------------------------------------------------------------------ -------------  -------------  -------------
                                                                                 (IN THOUSANDS)

Natural gas (MMcf)...............................................        610,409        568,208        529,518
Oil (MBbls)......................................................          6,533          6,605          5,352
Total (MMcfe)....................................................        649,607        607,838        561,630
Present value of future net revenues before income taxes(2)......  $   1,326,314  $     714,416  $   2,725,913
Standardized measure of discounted future net cash flows(3)......  $   1,058,064  $     551,525  $   2,064,027


----------

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

     (2) The present value of future net revenues attributable to our reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum ("PV10") on a pre-tax basis. In accordance with current SEC guidelines, the PV10 includes the fair value of our natural gas and oil hedges in place at December 31, 2002, 2001 and 2000 of a negative $38.6 million, a positive $65.8 million and a negative $70.6 million, respectively. Year-end prices per Mcf of natural gas used in making the present value determinations as of December 31, 2002, 2001 and 2000 were $4.35, $2.38 and $9.55, respectively. Year-end prices per Bbl of oil used in making the present value determinations as of December 31, 2002, 2001 and 2000 were $28.74, $17.78 and $24.69, respectively.

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

DRILLING ACTIVITY

The following table sets forth our drilling activity on our properties for the years ended December 31, 2002, 2001 and 2000.

                                                                           YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                           ---------------------------   ---------------------------   ---------------------------
                                              GROSS            NET          GROSS            NET          GROSS           NET
                                           ------------   ------------   ------------   ------------   ------------   ------------

ONSHORE DRILLING ACTIVITY
EXPLORATORY
   Productive ..........................              2            2.0              1            0.3              1            0.1
   Non-Productive ......................              2            1.8              3            1.0             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
     Total onshore exploratory .........              4            3.8              4            1.3              1            0.1
DEVELOPMENT
   Productive ..........................             73           64.0             60           46.9             44           36.5
   Non-Productive ......................             10            9.4             12            9.2              4            3.5
                                           ------------   ------------   ------------   ------------   ------------   ------------
     Total onshore development .........             83           73.4             72           56.1             48           40.0
                                           ------------   ------------   ------------   ------------   ------------   ------------

TOTAL ONSHORE WELLS DRILLED ............             87           77.2             76           57.4             49           40.1

OFFSHORE DRILLING ACTIVITY
EXPLORATORY
   Productive ..........................              6            2.0              7            4.4              8            3.0
   Non-Productive ......................              1            0.4              5            3.9              2            0.9
                                           ------------   ------------   ------------   ------------   ------------   ------------
        Total offshore exploratory .....              7            2.4             12            8.3             10            3.9
DEVELOPMENT
   Productive ..........................              3            1.1              7            4.9              6            3.3
   Non-Productive ......................             --             --              1            1.0              2            0.8
                                           ------------   ------------   ------------   ------------   ------------   ------------
        Total offshore development .....              3            1.1              8            5.9              8            4.1
                                           ------------   ------------   ------------   ------------   ------------   ------------

TOTAL OFFSHORE WELLS DRILLED ...........             10            3.5             20           14.2             18            8.0

TOTAL WELLS DRILLED ....................             97           80.7             96           71.6             67           48.1
                                           ============   ============   ============   ============   ============   ============

PRODUCTIVE WELLS

The following table sets forth the number of productive wells in which we owned an interest as of December 31, 2002.

                             OIL WELLS                           NATURAL GAS WELLS
                       -----------------------   -------------------------------------------------
                              OPERATED                  OPERATED                 NON-OPERATED            TOTAL PRODUCTIVE
                       -----------------------   -----------------------   -----------------------   -----------------------
                         GROSS         NET         GROSS         NET         GROSS         NET         GROSS         NET
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
South Texas ........           --           --          450        313.6          112         12.2          562        325.8
Gulf of Mexico .....            6          3.8           48         31.1           25          5.6           79         40.5
Arkoma .............           --           --          131         72.7          121         18.4          252         91.1
Other onshore ......            2          1.4          651        395.9           55         11.8          708        409.1
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total ..............            8          5.2        1,280        813.3          313         48.0        1,601        866.5
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

                                                            AT DECEMBER 31, 2002
                          ---------------------------------------------------------------------------------------
                                  TOTAL ACRES                 DEVELOPED ACRES             UNDEVELOPED ACRES
                          ---------------------------   ---------------------------   ---------------------------
                              GROSS          NET           GROSS           NET           GROSS           NET
                          ------------   ------------   ------------   ------------   ------------   ------------
South Texas ...........         92,165         71,014         66,458         49,898         25,707         21,116
Gulf of Mexico(1) .....        423,212        328,361        207,599        131,856        215,613        196,505
Arkoma Basin ..........         75,071         34,111         52,032         26,278         23,039          7,833
Other onshore .........         74,206         50,589         70,899         47,615          3,307          2,974
                          ------------   ------------   ------------   ------------   ------------   ------------

Total .................        664,654        484,075        396,988        255,647        267,666        228,428
                          ============   ============   ============   ============   ============   ============


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

     We incur gathering and transportation expenses to move our gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third party transporter. We do not have any material transportation agreements and we have not contracted for firm capacity for which we would pay monthly demand charges. Our oil and natural gas are transported through third party gathering systems and pipelines. Transportation space on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has only been infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. Please read the section entitled "Risk Factors -- Operating Hazards and Uninsured Risks."

ABANDONMENT COSTS

     We are responsible for our working interest share of costs to abandon natural gas and oil properties and facilities once they are depleted. We have historically provided for our expected future abandonment liabilities as a component of our future development costs which have been included in our calculation of depreciation, depletion and amortization as the properties are produced. Our estimates of abandonment costs and their timing may change as a result of many factors including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. Pursuant to our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, we estimate our discounted future net asset retirement obligation for all of our natural gas and oil properties and equipment to be approximately $57 million. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

     These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and the federal and state agencies frequently revise the environmental laws and regulations. Any changes that result in more stringent and costly waste handling, disposal and clean-up requirements could have a significant impact on the oil and gas industry's operating costs, including ours. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2002, we did not incur any material capital expenditures for environmental control facilities. As of the date of our report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2003 or that will have a material impact on our financial position or results of operations.

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

     Oil Pollution Act. The Oil Pollution Act imposes on responsible parties strict, joint and several, and potentially unlimited liability for removal costs and other damages caused by an oil spill covered by the Oil Pollution Act. The Oil Pollution Act also requires the lessee of an offshore area or a permittee whose operations take place within a covered offshore facility to establish and maintain financial responsibility of at least $35 million, which may be increased to $150 million for facilities with large worst-case spill potentials and under other circumstances, to cover liabilities related to an oil spill for which the lessee or permittee of the offshore area is statutorily responsible. Owners of multiple facilities are required to maintain financial responsibility for only the facility with the largest potential worst-case spill. We have received certification from the MMS that due to our financial status, we are able to cover a minimum of $35 million per occurrence and because we do not have major oil producing facilities, the maximum certification of $150 million in coverage is not currently required. As such, we believe we are in compliance with the financial responsibility provisions of the Oil Pollution Act.

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

RISK FACTORS AFFECTING OUR BUSINESS

OUR BUSINESS AND OPERATIONS COULD BE ADVERSELY AFFECTED BY RECENT TERRORIST.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope, and the United States and others instituted military action in response. Since the September 11th attacks, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. The continued threat of terrorism and the impact of military and other actions will likely lead to increased volatility in prices for natural gas and oil and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating in the United States, particularly those engaged in sectors essential to our economic prosperity, such as natural resources. These developments have subjected our operations to increased risk and, depending on their ultimate magnitude, could have a material adverse affect on our business.


     A DECLINE IN NATURAL GAS AND OIL PRICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

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

     o political and economic conditions in oil producing countries, including the Middle East and South America;

     o the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

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

     WE MAY NOT BE ABLE TO MEET OUR SUBSTANTIAL CAPITAL REQUIREMENTS.

     Our business is capital intensive. To maintain or increase our base of proved oil and gas reserves, we must invest a significant amount of cash flow from operations in property acquisitions, development and exploration activities. We are currently making and will continue to make substantial capital expenditures to find, develop, acquire and produce natural gas and oil reserves. If our revenues or borrowing base under our revolving credit facility decrease as a result of lower natural gas and oil prices, operating difficulties or declines in reserves, we may not be able to expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings. Without continued employment of capital, our oil and gas reserves will decline. We may not be able to obtain debt or equity financing, and cash generated by operations or available under our revolving credit facility may not be sufficient to meet our capital requirements.

     THE AMOUNT OF OUR OUTSTANDING INDEBTEDNESS MAY RESTRICT OUR FINANCIAL FLEXIBILITY.

     Our outstanding indebtedness at December 31, 2002 was $252 million, and as of February 20, 2003 was $247 million. Further, as of February 20, 2003, we have remaining borrowing capacity under our credit facility of $152.6 million, which we may use for future acquisitions. Our level of indebtedness affects our operations in a number of ways. Our revolving credit facility and the indenture governing our senior subordinated notes contain covenants that require a substantial portion of our cash flow from operations to be dedicated to the payment of interest on our indebtedness. During 2002 and 2001, we made aggregate cash interest payments of $14.9 million and $14.8 million, respectively. Funds dedicated to debt service payment will not be available for other purposes. Further, other covenants in these agreements require us to meet the financial tests specified in these agreements and establish other restrictions that limit our ability to borrow additional funds or dispose of assets. They may also affect our flexibility in planning for, and reacting to, changes in business conditions. Moreover, future acquisition and development activities may require us to significantly alter our capitalization structure, which may alter our indebtedness. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.

     ESTIMATES OF PROVED RESERVES AND FUTURE NET REVENUE MAY CHANGE.

     The estimates of proved reserves of natural gas and oil included in this document are based on various assumptions. The accuracy of any reserve estimate is a function of the quality of available data, engineering, geological interpretation and judgment and the assumptions used regarding quantities of recoverable natural gas and oil reserves and prices for crude oil and natural gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in our estimates, and these variances may be significant. Any significant variance from the assumptions used could result in the actual quantity of our reserves and future net cash flow being materially different from the estimates in our reserve reports. In addition, results of drilling, testing and production and changes in crude oil and natural gas prices after the date of the estimate may result in downward revisions.

     THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO FIND, DEVELOP AND ACQUIRE OIL AND GAS RESERVES.

     Without successful exploration, development or acquisition activities, our oil and gas reserves and our revenues will decline over time. The continuing development of reserves and acquisition activities require significant expenditures. Our cash flow from operations may not be sufficient for this purpose, and we may not be able to obtain the necessary funds from other sources. If we are not able to replace reserves at sufficient levels, the amount of credit available to us may decrease since the maximum amount of borrowing capacity available under our revolving credit facility is based, at least in part, on the estimated quantities of our proved reserves.


     THE OIL AND GAS BUSINESS INVOLVES MANY OPERATING RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES; INSURANCE MAY NOT PROTECT US AGAINST ALL THESE RISKS.

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

     o    blowouts;

     o    cratering;

     o    pipeline ruptures; and

     o    spills.

     We are insured against some, but not all, of the hazards associated with our business. As a result, we may be liable or sustain losses that could be substantial due to events that are not insured.

     Additionally, our natural gas and oil operations located in the Gulf of Mexico may experience tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. We are not insured against all potential losses. Losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our financial condition and results of operations.

     OUR ACQUISITION AND INVESTMENT ACTIVITIES MAY NOT BE SUCCESSFUL.

     The successful acquisition of producing properties requires assessment of reserves, future commodity prices, operating costs, potential environmental and other liabilities. These assessments may not be accurate. Our review of the properties we intend to acquire may not reveal all existing or potential problems nor allow us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We may not always perform inspections on every property or well, and structural or environmental problems may not be observable even when an inspection is undertaken. Accordingly, we may suffer the loss of one or more acquired properties due to title deficiencies or may be required to make significant expenditures to cure environmental contamination with respect to acquired properties. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities and we typically acquire structures on a property on an "as is" basis.

     DRILLING OIL AND NATURAL GAS WELLS IS A HIGH-RISK ACTIVITY AND SUBJECTS US TO A VARIETY OF FACTORS THAT WE CANNOT CONTROL.

     Our drilling activities subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment.

     OUR HEDGING ACTIVITIES COULD RESULT IN FINANCIAL LOSSES OR COULD REDUCE OUR INCOME.

     To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently and may in the future enter into hedging arrangements for a portion of our natural gas and oil production. The hedging instruments we generally use, such as fixed price swaps, collars and options, expose us to a number of risks, including instances where our hedging contracts will not permit us to realize the full benefit of higher natural gas prices. In addition, there is the risk that our actual production is less than expected and that the counterparty to the hedging contract defaults on its contractual obligations.

     WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS.

     Our exploration and production operations are regulated extensively at the federal and state levels. Environmental and other governmental regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. We have made and will continue to make all necessary expenditures, both financial and managerial, in our efforts to comply with the requirements of environmental and governmental regulations. Increasingly strict environmental laws, regulations and enforcement policies and claims for damages to property, employees, other persons and the environment resulting from our operations, could result in substantial costs and liabilities in the future.

     COMPETITIVE INDUSTRY CONDITIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

     THE INABILITY OF ONE OR MORE OF OUR CUSTOMERS TO MEET THEIR OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

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

     POTENTIAL CONFLICTS OF INTEREST WITH OUR MAJORITY STOCKHOLDER.

     A variety of conflicts of interest between KeySpan and our public stockholders may arise as a result of KeySpan's controlling interest in our company. As of the date of this report, KeySpan owns approximately 66% of our common stock. KeySpan is in a position to control:

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

     INVESTORS WILL HAVE VERY LIMITED ABILITY TO RECOVER AGAINST OUR FORMER AUDITORS WITH RESPECT TO OUR FINANCIAL STATEMENTS.

     On March 29, 2002, we dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP as our independent public accountants. Our consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998 were audited by Arthur Andersen, as indicated in their report with respect thereto. The firm Arthur Andersen was convicted of obstruction of justice relating to a federal investigation of Enron Corp., has ceased operations and has lost the services of the material personnel responsible for our audit. As a result, it is not possible to obtain Arthur Andersen's consent to the incorporation by reference of their report in future filings with the SEC under the Securities Act of 1933. Because Arthur Andersen will not be deemed to have consented to the incorporation by reference of their report in such filings, investors will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein.

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

ITEM 3. LEGAL PROCEEDINGS

On August 18, 2002, a complaint styled Victor Ramirez, Santiago Ramirez, Jr., Oswaldo H. Ramirez and Javier Ramirez as Co-Trustees of the Ramirez Mineral Trust v. The Houston Exploration Company, cause number 5,207, was filed in the district court of the 49th Judicial District in Zapata County, Texas. The complaint alleges that we trespassed by drilling the No. 7 RMT well to a depth in excess of our lease rights and commingled production by producing from the excess depth. The plaintiffs claim damages for trespass and conversion in excess of $6 million and further seek to recover exemplary damages in excess of $18 million. At February 20, 2003, the issuance date of our original report, we were in the discovery stage of the litigation process for this claim. We believe that the claim will not have a material adverse effect on our financial condition or results of operations.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "THX." The following table sets forth the range of high and low sales prices for each calendar quarterly period from January 1, 2000 through December 31, 2002 as reported on the New York Stock Exchange:

YEAR ENDED DECEMBER 31, 2002          HIGH        LOW
---------------------------------   --------   --------
First Quarter ...................   $  33.65   $  27.32
Second Quarter ..................   $  31.85   $  28.40
Third Quarter ...................   $  31.45   $  23.80
Fourth Quarter ..................   $  34.00   $  28.21

YEAR ENDED DECEMBER 31, 2001          HIGH       LOW
---------------------------------   --------   --------
First Quarter ...................   $  39.21   $  27.45
Second Quarter ..................   $  38.00   $  24.90
Third Quarter ...................   $  34.26   $  22.20
Fourth Quarter ..................   $  35.00   $  23.10

     As of February 20, 2003, 30,961,418 shares of common stock were outstanding and we had approximately 40 stockholders of record and approximately 3,500 beneficial owners.

DIVIDENDS

     We have never paid any cash dividends and do not anticipate declaring any dividends in the foreseeable future. We plan to retain our cash for the operation and expansion of our business, including exploration, development and acquisition activities. Moreover, our bank credit facility and the indenture governing our 8?% Senior Subordinated Notes due 2008 contain restrictions on the payment of dividends to holders of common stock. Accordingly, were our dividend policy to change in the future, our ability to pay dividends would be subject to these restrictions and our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. Please read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The table below lists the number of stock options and restricted stock that would be issued upon exercise of grants made under equity compensation plans that have been approved by our stockholders (the 1996 Stock Option Plan and the 2002 Long-Term Incentive Plan) and under equity compensation plans or other grants that have not been approved by our stockholders (primarily option grants under our 1999 Non-Qualified Stock Option Plan). We have not issued any warrants or rights.

                              EQUITY COMPENSATION PLAN TABLE PURSUANT TO RULE 102(b)
--------------------------------------------------------------------------------------------------------------
                                       NUMBER OF SECURITIES
                                       TO BE ISSUED UPON         WEIGHTED AVERAGED
                                       EXERCISE OF                EXERCISE PRICE OF       NUMBER OF SECURITIES
                                       OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     REMAINING AVAILABLE
PLAN CATEGORY                          WARRANTS AND RIGHTS       WARRANTS AND RIGHTS      FOR FUTURE ISSUANCE
----------------------------------     --------------------      --------------------     --------------------

Equity compensation plans
   approved by shareholders                       1,708,142      $              27.63                  906,379
Equity compensation plans not
   approved by shareholders(1)                      720,191                     27.19                      566
                                       --------------------      --------------------     --------------------

Total                                             2,428,333      $              27.50                  906,945
                                       ====================      ====================     ====================


----------
(1) Includes shares issued under our 1999 Non-Qualified Stock Option Plan and 6,667 shares of restricted stock that remain outstanding and that were issued to our Chief Executive Officer in April 2001 pursuant to the terms of his employment contract.

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

                                                                             YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                           2002          2001         2000          1999         1998
                                                        ----------    ----------   ----------    ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
REVENUES:
  Natural gas and oil revenues(1) ...................   $  344,295    $  387,156   $  277,487    $  157,137   $  134,003
  Other .............................................        1,086         1,353        1,738         1,147        1,123
                                                        ----------    ----------   ----------    ----------   ----------
        Total revenues(1) ...........................      345,381       388,509      279,225       158,284      135,126
EXPENSES:
  Lease operating expense ...........................       33,976        25,291       23,553        18,406       16,199
  Severance tax (2) .................................        9,487        11,035        9,757         5,444        4,967
  Transportation expense (1) ........................        9,317         7,652        6,892         6,557        6,879
  Depreciation, depletion and amortization ..........      171,610       128,736       89,239        74,051       79,838
  Writedown in carrying value .......................           --         6,170           --            --      130,000
  General and administrative, net ...................       13,077        17,110        8,928         4,150        6,086
                                                        ----------    ----------   ----------    ----------   ----------
        Total operating expenses ....................      237,467       195,994      138,369       108,608      243,969
Income (loss) from operations .......................      107,914       192,515      140,856        49,676     (108,843)
Other (income) expense (3) ..........................       (9,070)          119        1,752            --           --
Interest expense, net ...............................        7,398         2,992       11,361        13,307        4,597
                                                        ----------    ----------   ----------    ----------   ----------
Income (loss) before income taxes ...................      109,586       189,404      127,743        36,369     (113,440)
Income tax provision (benefit) ......................       39,092        66,803       42,485        11,748      (40,754)
                                                        ----------    ----------   ----------    ----------   ----------
NET INCOME (LOSS) ...................................   $   70,494    $  122,601   $   85,258    $   24,621   $  (72,686)
                                                        ==========    ==========   ==========    ==========   ==========

Net income (loss) per share .........................   $     2.31    $     4.06   $     3.06    $     1.03   $    (3.05)
                                                        ==========    ==========   ==========    ==========   ==========
Net income (loss) per share--diluted ................   $     2.28    $     4.00   $     3.02    $     0.95   $    (3.05)
                                                        ==========    ==========   ==========    ==========   ==========

Weighted average shares .............................       30,569        30,228       27,860        23,906       23,768
Weighted average shares--diluted ....................       30,878        30,645       28,213        28,310       23,768

Ratio of earnings to fixed charges (4) ..............         7.6x         12.8x         5.5x          2.0x          N/M

CASH FLOW DATA:
Net cash flows from operating activities
    before adjustments for working capital ..........   $  282,049    $  325,214   $  217,800    $  111,381   $   97,438
Net cash provided by operating activities ...........      243,869       358,032      200,791       110,072      102,378
Net cash used in investing activities ...............      252,125       368,277      184,512       147,654      302,685
Net cash provided (used) in financing activities ....       17,668         9,189      (22,106)       48,439      200,207

                                                                         AT DECEMBER 31,
                                           --------------------------------------------------------------------------
                                               2002            2001           2000           1999            1998
                                           ------------    ------------   ------------   ------------    ------------
BALANCE SHEET DATA:
Working capital (deficit) ..............   $     (1,702)   $     34,314   $     19,746   $    (71,219)   $     (3,242)
Property, plant and equipment, net .....      1,022,414         938,761        705,390        610,116         536,582
Total assets ...........................      1,138,816       1,059,092        837,384        678,483         569,452
Long-term debt and notes ...............        252,000         244,000        245,000        281,000         313,000
Stockholders' equity ...................        592,789         565,881        396,742        217,590         192,530

----------
(1) For all periods presented, we applied Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Pursuant to our application of EITF No. 00-10, transportation expenses previously reflected as a reduction to natural gas and oil revenues were added back to revenues and reflected as a separate component of operating expense. The application of EITF No. 00-10 has no effect on income from operations or net income. See Note 11 - Restatement and Reclassification - Application of EITF No. 00-10 - Transportation Expense.

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

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 31% of our shares to the public. As of December 31, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

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

     Hedging Activities. On January 1, 2001, we adopted Statements of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." Our hedges are cash flow hedges and qualify for hedge accounting under SFAS No. 133 and, accordingly, we carry the fair market value of our derivative instruments on the balance sheet as either an asset or liability and defer unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the income statement as a component of natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to other income or expense.

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

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets," became effective on July 1, 2001 and January 1, 2002, respectively. These new standards emphasize a more precise evaluation of assets and clarify that more assets should be distinguished and classified between tangible and intangible. We understand that the issue is under evaluation as to whether provisions of SFAS No. 141 and SFAS No. 142 may call for mineral rights held under lease or other contractual arrangements to be classified in the balance sheet as intangible assets together with cash costs of oil and gas leasehold interests acquired. The issue is under review, because it is believed that no oil and gas exploration and production company was known to have changed their tangible asset balance sheet classification of mineral rights or leasehold costs upon adopting of SFAS Nos. 141 and 142, including us. If these types of leasehold costs (both proved and unevaluated) are determined to be intangible assets, they would be classified separately from oil and natural gas properties as intangible assets on our balance sheets. This issue relates only to balance sheet classification and presentation and will not have an effect on cash flows or results of operations. For the years ended December 31, 2002 and 2001, $161.0 million and $81.9 million, respectively, would be reclassified from tangibles to intangibles representing costs incurred, net of accumulated amortization, since June 30, 2001, the effective date of SFAS No. 141. We will continue to classify our oil and gas leasehold costs as tangible oil and natural gas properties until further guidance is provided.

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

ACQUISITIONS

     KeySpan Joint Venture Assets. On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726, as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks including the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving credit facility. Subsequent purchase price adjustments reduced the purchase price by a total of $1.2 million. The purchase price was adjusted for various closing items in the normal course of business, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (September 1, 2002) and the closing date (October 11, 2002). Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

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

     Burlington Acquisition. On May 30, 2002, we completed the purchase of natural gas and oil producing properties, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb and Jim Hogg Counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville and South Laredo Fields. The properties purchased represent interests in approximately 123 producing wells and total proved reserves of 37 Bcfe as of January 1, 2002, the effective date of the transaction. The North East Thompsonville Field has 10 wells producing from the Wilcox formation, all of which we operate. This field represents approximately 70% of the proved reserves and 75% of the current production associated with the acquisition. The South Laredo Field, located in Webb County and in the Lobo Trend, contains 113 wells, all operated by a third party. The $39.5 million purchase price, which was reduced by a purchase price adjustment of $3.9 million and proceeds of $5.0 million received from the subsequent sale of a portion of the assets acquired, was financed by borrowings under our revolving bank credit facility. The purchase price was adjusted for various closing items in the normal course of business, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (January 1, 2002) and the closing date (May 30, 2002).

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

OTHER RECENT DEVELOPMENTS

     Joint Offshore Exploration Program. Effective September 1, 2002, we entered into a joint offshore exploration agreement with El Paso Production Oil & Gas USA, L.P., a subsidiary of El Paso Corporation. Under the terms of the agreement, El Paso contributed approximately $50 million for land, seismic and drilling costs in exchange for 50% of our working interest in six specified prospects that we developed. El Paso pays 100% of the drilling costs to casing point or 100% of the "dry hole costs", except for the High Island 115 prospect for which we have an obligation of $5 million for dry hole costs. El Paso is the operator of four of the wells and we are operator of the remaining two. Under the terms of the agreement, El Paso has the option to extend the exploration agreement beyond the initial six well program. The option expires in August 2003. As of the date of this report, four wells in the program have been drilled. Two resulted in discoveries and have been successfully completed and placed on-line. One well has been completed and is currently testing and the fourth well has been temporarily abandoned and is being evaluated for further completion. The fifth well in the program, High Island 115, is currently drilling to a target depth of 21,000 feet. The sixth well in the program is currently planned for the second quarter of 2003. El Paso will operate this well and if they elect not to drill the final well, all interests in the prospect will revert back to us.

     Severance Tax Refund. During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. We currently estimate that the total refund, for 2002 and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. During the fourth quarter of 2002, we recorded refunds totaling $10.4 million ($6.8 million net of tax) of which $1.3 million related to refund of 2002 severance tax expense and $9.1 related to refunds of prior period expense.

RESULTS OF OPERATIONS

     The following table sets forth our historical natural gas and oil production data during the periods indicated:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                  2002           2001           2000
                                                                              ------------   ------------   ------------
SUMMARY OPERATING INFORMATION:
Operating revenues ........................................................   $    345,381   $    388,509   $    279,225
Operating expenses ........................................................        237,467        195,994        138,369
Income from operations ....................................................        107,914        192,515        140,856
Net income ................................................................   $     70,494   $    122,601        140,856

PRODUCTION:
Natural gas (MMcf) ........................................................         97,368         87,095         77,861
Oil (MBbls) ...............................................................            859            459            311
Total (MMcfe) .............................................................        102,522         89,849         79,727
Average daily production (MMcfe/day) ......................................            281            246            218
AVERAGE SALES PRICES:
Natural gas (per Mcf) realized (1) ........................................   $       3.32   $       4.32   $       3.46
Natural Gas (per Mcf) unhedged ............................................           3.16           4.18           4.05
Oil (per Bbl) .............................................................          23.99          22.83          27.22

OPERATING EXPENSES (PER MCFE):
Lease operating expense ...................................................   $       0.33   $       0.28   $       0.30
Severance tax .............................................................           0.09           0.12           0.12
Transportation expense ....................................................           0.09           0.09           0.09
Depreciation, depletion and amortization ..................................           1.67           1.43           1.12
Writedown in carrying value of natural gas and oil properties .............             --           0.07             --
General and administrative, net ...........................................           0.13           0.19           0.11


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

     Investments in Property and Equipment. During the year of 2002, we invested $258.4 million in natural gas and oil properties and $2.4 million for other property and equipment, which includes the expansion of our Houston office space together with upgrades to our information technology systems and equipment. The table below summarizes our natural gas and oil expenditures and our average "all-in" finding and development cost on an equivalent Mcf basis. Leasehold acquisition costs include among other things, costs incurred for seismic, capitalized interest and capitalized general and administrative costs. During 2002, 2001, 2000, 1999 and 1998, we capitalized a total of $21.1 million, $24.9 million, $23.3 million, $17.4 million and $17.3 million respectively, in capitalized interest and general and administrative expenses which amounts are included in the line item "Leasehold and Lease Acquisition Costs" in the table below. During 2002 we sold non-core natural gas and oil assets for a total of $5.3 million, of which $5.0 million related to the sale of the McFarlan and Maude Traylor Fields purchased in May 2002 as part of the group of properties acquired from Burlington Resources (see Notes to Consolidated Financial Statements, Note 10 - Acquisitions - Burlington Acquisition).


                                                                              YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                             2002         2001         2000        1999         1998
                                                          ----------   ----------   ----------   ----------   ----------

Natural gas and oil capital expenditures
  Producing property acquisitions (1) .................   $   68,042   $   69,010   $   13,935   $   21,746   $  165,319
  Leasehold and lease acquisition costs ...............       36,458       48,068       32,599       25,696       30,567
  Development .........................................      122,036      177,256      103,335       87,965       51,046
  Exploration .........................................       26,536       72,056       34,160       12,257       55,611
                                                          ----------   ----------   ----------   ----------   ----------
    Total natural gas and oil capital expenditures ....   $  253,072   $  366,390   $  184,029   $  147,664   $  302,543
                                                          ==========   ==========   ==========   ==========   ==========

Proved reserve additions (MMcfe) ......................      144,291      136,231      100,352      135,791      207,464
Finding and development cost per Mcfe .................   $     1.75   $     2.69   $     1.83   $     1.09   $     1.46




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

Contractual Obligations and Other Commercial Commitments

     The table below summarizes our contractual obligations and commercial commitments at December 31, 2002. We have no "off-balance sheet" financing arrangements.

                                                          AT DECEMBER 31, 2002
                                           ------------------------------------------------
                                                        PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------
CONTRACTUAL OBLIGATIONS                      1 - 3 YEARS      4 - 5 YEARS     AFTER 5 YEARS
                                           --------------   --------------   --------------
                                                            (IN THOUSANDS)
Revolving bank credit facility .........   $      152,000   $           --   $           --
8 5/8% senior subordinated notes .......               --               --          100,000
Operating leases .......................            3,363            2,331            3,323
Section 29 tax credit repurchase .......            2,000               --               --
                                           --------------   --------------   --------------
Total contractual obligations ..........   $      157,363   $        2,331   $      103,323
                                           ==============   ==============   ==============

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

     During the fourth quarter of 2002, an increase in forward market prices for natural gas caused our mark-to-market exposure with one counter party to surpass our contractual margin threshold as established under the contract. As a result, we were required to post margin in the amount of $5.4 million. The margin payment earns interest at a market rate and will be refunded if our mark-to-market exposure drops below the margin threshold as required under the contract. This will occur if market prices decline from current levels. At December 31, 2003, the $5.4 million paid for the margin call is classified as restricted cash and is included in current assets on the balance sheet in the line item "Prepayments and Other." Subsequent to December 31, 2002, our margin was increased by $5.9 million to a balance of $11.3 million at February 20, 2003.

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


CHANGE IN FAIR VALUE OF DERIVATIVES INSTRUMENTS                       2002            2001
                                                                  ------------    ------------
                                                                         (IN THOUSANDS)

Fair value of contracts at January 1 ..........................   $     53,771    $    (75,069)
(Gain) loss on contracts realized .............................        (16,358)        (12,926)
Fair value of new contracts when entered into during period ...             --           5,931
(Decrease) increase in fair value of all open contracts .......        (76,185)        135,835
                                                                  ------------    ------------
Fair value of contracts outstanding at December 31 ............   $    (38,772)   $     53,771
                                                                  ============    ============

DERIVATIVES IN PLACE AS OF THE DATE OF OUR REPORT

      Oil. We entered into an oil swap as described in the following table. All amounts are in thousands, except for prices. The swap covers the first six months of 2003 for 1,000 barrels per day with a contract price of $28.50 for months January through March and $29.70 for months April through June.



                            FIXED PRICE SWAPS                       COLLARS
                       ---------------------------   ------------------------------------------
                                         NYMEX                                 NYMEX
                          VOLUME        CONTRACT        VOLUME            CONTRACT PRICE
PERIOD                    (MBbl)         PRICE          (MBbl)       AVG FLOOR      AVG CEILING
                       ------------   ------------   ------------   ------------   ------------

January 2003 .......             31   $      28.50             --             --             --
February 2003 ......             28          28.50             --             --             --
March 2003 .........             31          28.50             --             --             --
April 2003 .........             30          29.70             --             --             --
May 2003 ...........             31          29.70             --             --             --
June 2003 ..........             30          29.70             --             --             --


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



                            FIXED PRICE SWAPS                        COLLARS
                       ---------------------------   ------------------------------------------
                                          NYMEX                                NYMEX
                          VOLUME        CONTRACT        VOLUME            CONTRACT PRICE
PERIOD                   (MMbtu)         PRICE          (MMbtu)       AVG FLOOR     AVG CEILING
--------------------   ------------   ------------   ------------   ------------   ------------

January 2003 .......          1,240   $      3.194          4,495   $      3.493   $      4.954
February 2003 ......          1,120          3.194          4,060          3.493          4.954
March 2003 .........          1,240          3.194          4,495          3.493          4.954
April 2003 .........          1,200          3.194          4,500          3.476          4.909
May 2003 ...........          1,240          3.194          4,650          3.476          4.909
June 2003 ..........          1,200          3.194          4,500          3.476          4.909
July 2003 ..........          1,240          3.194          4,650          3.476          4.909
August 2003 ........          1,240          3.194          4,650          3.476          4.909
September 2003 .....          1,200          3.194          4,500          3.476          4.909
October 2003 .......          1,240          3.194          4,650          3.476          4.909
November 2003 ......          1,200          3.194          4,500          3.476          4.909
December 2003 ......          1,200          3.194          4,650          3.476          4.909

January 2004 .......             --             --          3,100          3.750          5.045
February 2004 ......             --             --          2,900          3.750          5.045
March 2004 .........             --             --          3,100          3.750          5.045
April 2004 .........             --             --          3,000          3.750          5.045
May 2004 ...........             --             --          3,100          3.750          5.045
June 2004 ..........             --             --          3,000          3.750          5.045
July 2004 ..........             --             --          3,100          3.750          5.045
August 2004 ........             --             --          3,100          3.750          5.045
September 2004 .....             --             --          3,000          3.750          5.045
October 2004 .......             --             --          3,100          3.750          5.045
November 2004 ......             --             --          3,000          3.750          5.045
December 2004 ......             --             --          3,100          3.750          5.045

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

                                                                 WITH US
                   NAME                           AGE             SINCE                                 OFFICE
-------------------------------------------- --------------- ---------------- -----------------------------------------------------
William G. Hargett                                 53             2001        President and Chief Executive
Charles W. Adcock                                  49             1996        Senior Vice President and General Manager -
                                                                                 Offshore Division
John H. Karnes                                     43             2002        Senior Vice President and Chief Financial
                                                                                 Officer
Steven L. Mueller                                  49             2001        Senior Vice President and General Manager -
                                                                                 Onshore Division
Tracy Price                                        44             2001        Senior Vice President - Land
Roger B. Rice                                      58             2002        Vice President - Human Resources and
                                                                                 Administration
Thomas E. Schwartz                                 46             1990        Vice President - Geophysics
James F. Westmoreland                              47             1986        Vice President, Chief Accounting Officer and
                                                                                 Secretary

     William G. Hargett was appointed President and Chief Executive Officer and a Director on April 4, 2001. Immediately prior to joining Houston Exploration and from September 2000 to March 2001, Mr. Hargett was a private investor. From May 5, 1999 until August 29, 2000, Mr. Hargett was President-North America of Santa Fe Snyder Corporation. Prior to that he was President and Chief Operating Officer and a director of Snyder Oil Corporation. Prior to joining Snyder Oil Corporation in April of 1997, Mr. Hargett served as President of Greenhill Petroleum Corporation, the U.S. oil and gas subsidiary of Australian-based Western Mining Corporation from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett was employed in various exploration capacities by Tenneco Oil Corporation from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned a B.S. and an M.S. from the University of Alabama.

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

     John H. Karnes was appointed Senior Vice President and Chief Financial Officer effective November 18, 2002. Immediately prior to joining Houston Exploration, Mr. Karnes was Vice President and General Counsel for Encore Acquisition Company of Fort Worth, Texas since January 2002. During 2000 and 2001, Mr. Karnes was Executive Vice President and Chief Financial Officer of CyberCash, Inc., an internet payment software and services provider. Mr. Karnes also served as Chief Operating Officer of CyberCash during the break up and sale of its operating divisions through a pre-packaged Chapter 11 bankruptcy proceeding in 2001. Mr. Karnes was Vice President and General Counsel of Snyder Oil Corporation, an independent oil and gas exploration and production company, during 1998 and 1999. Prior to joining Snyder in 1998, Mr. Karnes was Divisional President/Corporate Senior Vice President at FIRSTPlus Financial Corporation, a consumer finance and mortgage company. Mr. Karnes has Juris Doctorate from Southern Methodist University School of Law and a Bachelor in Business Administration - Accounting from the University of Texas at Austin.

     Steven L. Mueller was appointed to the newly created position of Senior Vice President and General Manager - Onshore Division effective October 22, 2001. Immediately prior to joining Houston Exploration, Mr. Mueller had been Senior Vice President - Exploration and Production for Belco Oil and Gas Corp. Mr. Mueller joined Belco Oil and Gas Corp. in 1996 and held various senior management positions involving oil and gas exploration. From 1992 to 1996 Mr. Mueller was Exploitation Vice President for American Exploration Company. From 1988 to 1992, Mr. Mueller was Exploration Manager - South Louisiana for Fina Oil and Chemical Company. Mr. Mueller began his career with Tenneco Oil Corporation in 1975 and held various geological and engineering positions with Tenneco from 1975 to 1988. Mr. Mueller received his B.S. in Geological Engineering from the Colorado School of Mines in 1975.

     Tracy Price was appointed Senior Vice President - Land effective July 16, 2001. Immediately prior to joining Houston Exploration, Mr. Price had been Manager of Land and Business Development for Newfield Exploration Company since September 1990. From 1986 to 1990, Mr. Price was Land Manager with Apache Corporation. Prior to joining Apache Corporation, Mr. Price served as Senior Landman for Challenger Minerals Inc. from 1983 to 1986 and worked as a landman for Phillips Petroleum Company from 1981 to 1983. He received his B.B.A. in Petroleum Land Management from The University of Texas.

     Roger B. Rice was appointed to the newly created position of Vice President
- Human Resources and Administration effective March 1, 2002. Mr. Rice worked as a paid consultant for Houston Exploration since June 2001. From January 2001 to June 2001, Mr. Rice was a private management consultant and oil and gas investor. From December 1999 to December 2000, Mr. Rice was Vice President and General Manager for Santa Fe Snyder Corporation where he was responsible for all onshore exploration and production activities in Texas and New Mexico. Mr. Rice had been Vice President - Human Resources with Snyder Oil Corporation from 1997 until its merger with Santa Fe Resources in 1999. From 1992 to 1997, Mr. Rice was Vice President Human Resources and Administration with Apache Corporation. From 1989 to 1992, he was Managing Consultant with Barton Raben, Inc., an executive search and consulting firm specializing in the energy industry. Previously, Mr. Rice was Vice President Administration for The Superior Oil Company and held various management positions with Shell Oil Company. He earned his B.A. and M.B.A. from Texas Technological University.

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



                                                           DIRECTOR
                  NAME                        AGE           SINCE                                 OFFICE
------------------------------------------ ----------- ----------------- ---------------------------------------------------------

Robert B. Catell                               66            1986        Chairman of the Board
Gordon F. Ahalt                                75            1996        Director
David G. Elkins                                61            1999        Director
Robert J. Fani                                 49            2002        Director
William G. Hargett                             53            2001        Director
Harold R. Logan, Jr.                           58            2002        Director
Gerald Luterman                                59            2000        Director
H. Neil Nichols                                65            2000        Director
James Q. Riordan                               75            1996        Director
Donald C. Vaughn                               67            1997        Director

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

     Harold R. Logan, Jr., was appointed to our Board of Directors on December 20, 2002. Mr. Logan is presently Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne, Inc. and from 1995 through 2002 he was the Chief Financial Officer, Executive Vice President and Treasurer and a Director of TransMontaigne. From 1985 to 1994, Mr. Logan was Senior Vice President/Finance and a Director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. In addition, Mr. Logan is a Director of Suburban Propane Partners, L.P., Graphic Packaging Corporation, and Rivington Capital Advisors LLC. Mr. Logan received a B.S. in Economics from Oklahoma State University and an M.B.A. - Finance from Columbia University Graduate School of Business.

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

SUMMARY COMPENSATION TABLE

     The following table sets forth summary information concerning the compensation we paid or accrued during each of the last three fiscal years to our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                                                                                        LONG-TERM COMPENSATION
                                                                             ----------------------------------------
                                                                              RESTRICTED    SECURITIES                   ALL OTHER
                                                   ANNUAL COMPENSATION(1)       STOCK       UNDERLYING       LTIP      COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR    SALARY($)     BONUS($)    AWARDS($)(2)  OPTIONS(#)(3) PAYOUTS($)(4)    ($)(5)
-----------------------------------------  ----  ------------  ------------  ------------  ------------  ------------  ------------

William G. Hargett.......................  2002  $    433,000  $    306,000  $         --        95,000  $         --  $     87,000
    President and Chief Executive Officer  2001       299,000       321,100       256,000       158,000            --        10,500
                                           2000            --            --            --            --            --            --

Charles W. Adcock........................  2002       235,000       131,000            --        39,000            --  $     46,000
    Senior Vice President and General      2001       213,000       304,000            --        47,619        48,000        10,500
    Manager--Offshore Division             2000       192,000       173,000            --            --        50,000        10,500


Steven L. Mueller........................  2002  $    235,000  $    131,000            --        39,000  $         --  $     36,000
    Senior Vice President and General      2001        45,000        27,000            --        50,000            --            --
    Manager -- Onshore Division            2000            --            --            --            --            --            --


Thomas E. Schwartz.......................  2002  $    202,000  $    135,000            --        20,000  $         --  $     77,000
    Vice President - Geophysics            2001       193,000       286,000            --        47,619        23,000       120,500
                                           2000       179,000       162,000            --            --        24,000        57,500


James F. Westmoreland....................  2002  $    203,000  $    123,000            --        20,000  $         --  $     60,000
    Vice President, Chief Accounting       2001       193,000       286,000            --        47,619        68,000        51,500
    Officer and Secretary                  2000       179,000       162,000            --            --        70,000        29,500


----------

(1) Annual compensation amounts exclude perquisites and other personal benefits because the compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

     Bonus amounts for 2000 include a special bonus of 15% of base salary paid in April 2000 pursuant to the conclusion and termination of the strategic review process we initiated in September 1999 (see Review of Strategic Alternatives on page 49 and in Note 6 - Related Party Transactions - Transactions with KeySpan). Amounts include: $26,000 each for Messrs. Adcock, Westmoreland and Schwartz.

     Bonus amounts for 2001 include a special bonus paid in January 2001 in connection with the grant of non-qualified stock options. Amounts include:
     $167,000 each for Messrs. Adcock, Schwartz and Westmoreland. The special bonus was made in lieu of annual stock option grants scheduled for 2000 which were postponed until January 2001.

(2) Pursuant to Mr. Hargett's employment agreement dated April 4, 2001, Mr. Hargett was granted 10,000 restricted shares of common stock at $25.58 per share, which vest in on-third increments over a three-year period on each anniversary date of the grant, but vest in full if Mr. Hargett terminates his employment for good reason or if we terminate Mr. Hargett for any reason other than cause, as defined in the employment agreement.

(3) We did not issue any stock appreciation rights or stock options to Named Executive Officers during 2000.

(4) Long-term Incentive Payouts ("LTIP") for 2001 and 2000 were cash payments pursuant to phantom stock rights granted in December 1996, of which 20% were payable on December 16th of each of the years 1997 through 2001. Each phantom stock right represented the right to receive a cash payment determined by the average closing price on the NYSE of one share of common stock for the five trading days preceding the payout date multiplied by the number of Phantom Stock Rights payable on the payout date.

(5) Includes distributions attributable to overriding royalty interests in our properties paid to Mr. Schwartz of $36,000, $110,000 and $47,000, respectively, for 2002, 2001 and 2000, and paid to Mr. Westmoreland of $14,000, $41,000 and $19,000, respectively, for 2002, 2001 and 2000. Also includes matching contributions we made under our 401(k) and Deferred Compensation Plans.

OPTIONS GRANTED IN 2002

     The following table provides certain information with respect to options granted to the Named Executive Officers during 2002 under the 2002 Long-Term Incentive Plan.

                                             INDIVIDUAL GRANTS(1)
                        ------------------------------------------------------------------
                                           PERCENT OF
                                             TOTAL                                              POTENTIAL REALIZABLE VALUE
                           NUMBER OF        OPTIONS                                                  AT ASSUMED ANNUAL
                          SECURITIES       GRANTED TO                                              RATES OF STOCK PRICE
                          UNDERLYING       EMPLOYEES         EXERCISE OR                     APPRECIATION FOR OPTION TERM(2)
                           OPTIONS         IN FISCAL         BASE PRICE       EXPIRATION     -------------------------------
        NAME              GRANTED(#)          YEAR             ($/SH)            DATE            5%($)            10%($)
---------------------   --------------   --------------    --------------   --------------   --------------   --------------
William G. Hargett              95,000             12.6%   $        30.10       10/16/2012   $    1,798,324   $    4,557,307
Charles W. Adcock               39,000              5.2%            30.10       10/16/2012          738,259        1,870,894
Steven L. Mueller               39,000              5.2%            30.10       10/16/2012          738,259        1,870,894
Thomas E. Schwartz              20,000              2.7%            30.10       10/16/2012          378,595          959,433
James F. Westmoreland           20,000              2.7%            30.10       10/16/2012          378,595          959,433

----------
(1) We have not issued any stock appreciation rights to the Named Executive Officers.

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

AGGREGATED OPTION EXERCISES IN 2002 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2002, the number of shares of common stock underlying unexercised options held by each Named Executive Officer and the value, based on the closing price of our common stock on the NYSE of $30.60 on December 31, 2002, of exercisable and unexercisable "in the money" stock options held by each of the Named Executive Officers.

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                   UNDERLYING                 IN-THE-MONEY
                                                             UNEXERCISED OPTIONS AT             OPTIONS AT
                               SHARES                         FISCAL YEAR-END (#)            FISCAL YEAR-END ($)
                             ACQUIRED ON      VALUE       ---------------------------   ----------------------------
           NAME              EXERCISE(#)  REALIZED($)(1)   EXERCISABLE  UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-------------------------   ------------  --------------  ------------  -------------   ------------   -------------
William G. Hargett ......         31,600   $    206,557             --             --   $         --   $    689,068
Charles W. Adcock .......         25,800        370,446         23,848         82,871        124,499        247,175
Steven L. Mueller .......             --             --         10,000         79,000             --         19,500
James F. Westmoreland ...         40,963        556,514          8,648         64,453             --        244,681
Thomas E. Schwartz ......         41,400        489,492         14,648         63,871         45,975        237,675


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

                                                    COMMON STOCK BENEFICIALLY OWNED
                                            ------------------------------------------------
                                                                                   OPTIONS                           TOTAL PERCENT
                                            COMMON STOCK                         TO PURCHASE        PHANTOM STOCK         OF
                                                 AND            COMMON             COMMON               RIGHTS          COMMON
          NAME OF BENEFICIAL OWNER          STOCK OPTIONS       STOCK              STOCK(1)              (2)           STOCK(17)
-----------------------------------------   -------------     -----------        -----------        -------------    -------------
   KeySpan Corporation (3)
       One MetroTech Center
       Brooklyn, NY 11201-3850 .........      20,380,392      20,380,392                 --                  --           66%

   Robert B. Catell ....................          21,000           4,000(4)          17,000                  --            *
   William G. Hargett ..................          17,333           3,333(5)          14,000(5)               --            *
   David G. Elkins .....................          18,000           5,000             13,000                  --            *
   James Q. Riordan ....................          17,500             500(6)          17,000               9,972            *
   Donald C. Vaughn ....................          17,000              --             17,000               2,702            *
   Gerald Luterman .....................          11,000              --(7)          11,000                  --            *
   H. Neil Nichols .....................          11,000              --(8)          11,000                  --            *
   Gordon F. Ahalt .....................           6,000           2,000              4,000                  --            *
   Robert J. Fani ......................           7,000              --(9)           7,000(9)               --            *
   Harold R. Logan, Jr .................           5,000              --              5,000                  --            *
   Charles W. Adcock ...................          26,324           2,476             23,848(10)              --            *
   James F. Westmoreland ...............           9,712           1,064              8,648(11)              --            *
   Thomas E. Schwartz ..................          14,648              --             14,648(12)              --            *
   Tracy Price .........................          12,700              --             12,700(13)              --            *
   Steven L. Mueller ...................          10,000              --             10,000(14)              --            *
   Roger B. Rice .......................           7,000              --              7,000(15)              --            *
   John H. Karnes ......................              --              --                 --(16)              --            *
                                             -----------     -----------        -----------         -----------
   All Directors and
   executive officers as a group
   (17 persons) ........................         211,217          18,373            192,844              12,674          0.6%
                                             ===========     ===========        ===========         ===========

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

(5) Mr. Hargett owns 6,667 shares of restricted common stock of which, 3,333 shares vest within 60 days of the date hereof with the remaining 3,334 shares vesting on the anniversary date of the grant date or April 4, 2004. Mr. Hargett owns 221,400 options, 14,000 of which are exercisable within 60 days of the date hereof.

(6) Mr. Riordan also owns 24,800 shares of KeySpan common stock, which includes 3,300 options to purchase shares of KeySpan common stock within 60 days from the date hereof.

(7) Mr. Luterman also owns 169,261 shares of KeySpan common stock including 160,800 options to purchase KeySpan common stock exercisable within 60 days; (ii) 3,042 shares of KeySpan restricted stock; and (iii) 1,389 deferred stock units.

(8) Mr. Nichols also owns 130,505 shares of KeySpan common stock including (i) 128,399 outstanding options to purchase KeySpan common stock exercisable within 60 days hereof and (ii) 1,775 shares of KeySpan restricted stock; and (iii) 1,707 deferred stock units. In addition, Mr. Nichols owns 12.82 shares of KeySpan preferred stock.

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

(15) Mr. Rice owns 55,000 options, 7,000 of which are exercisable within 60 days of the date hereof.

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

     All transactions between us and KeySpan were at terms at least as favorable to us as could have been obtained from unaffiliated third parties, as determined by our board of directors or a committee of independent directors appointed by our board. Pursuant to the terms of the indenture governing our 8?% senior subordinated notes, we are prohibited from entering into any related party transaction unless such transaction is on terms that are no less favorable to us than those that would have been obtained in a comparable transaction by us with an unrelated third party. Any related party transactions in excess of $2.5 million must be approved by a majority of the disinterested members of the board of directors, and any related party transaction in excess of $10 million requires a fairness opinion from an investment banking firm of national standing.

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

     From the inception of the joint venture in January 1999 through December 31, 2002, we drilled a total of 28 wells: 21 exploratory wells of which 17 were successful and seven development wells of which six were successful. KeySpan spent a total of $118.3 million, with $19.0 million, $17.2 million and $46.5 million, respectively being spent during 2002, 2001 and 2000. Subsequent to the termination of the primary exploratory term of the joint venture, KeySpan's participation in additional wells was to further develop or delineate reservoirs previously discovered.

Acquisition of KeySpan Joint Venture Assets

     On October 11, 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. The interests purchased were in the following blocks: Vermilion 408, East Cameron 81 and 84, High Island 115, Galveston Island 190 and 389, Matagorda Island 704 and North Padre Island 883. KeySpan has retained its 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726 as these blocks are in various stages of development. KeySpan has committed to continued participation in the ongoing development of these blocks which includes the completion of the platform and production facilities at South Timbalier 314/317 together with possible further developmental drilling at both South Timbalier 314/317 and Mustang Island 725/726. As of September 1, 2002, the effective date of the purchase, the estimated proved reserves associated with the interests acquired were 13.5 Bcfe. The $26.5 million purchase price was paid in cash and financed with borrowings under our revolving credit facility. Subsequent purchase price adjustments reduced our acquisition purchase price by $1.2 million. The purchase price was adjusted for various closing items in the normal course of business, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (September 1, 2002) and the closing date (October 11, 2002). Our acquisition of the properties was accounted for as a transaction between entities under common control. As a result, the excess fair value of the properties acquired of $3.1 million ($2.0 million net of tax) was treated as a capital contribution from KeySpan and recorded as an increase to additional paid-in capital during the fourth quarter of 2002.

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

EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Mr. Hargett as President and Chief Executive Officer effective April 4, 2001. Mr. Hargett's employment agreement was amended on May 17, 2002 to clarify that Mr. Hargett would be paid reasonable compensation in an amount between $3,000,000 and $7,500,000 as determined under the agreement in the event of the sale of all or substantially all of our assets or the acquisition by any person other than KeySpan of a majority of our outstanding common stock. Currently, Mr. Hargett is entitled to an annual base salary of $450,000 and an annual incentive bonus of 70% of base salary if we meet financial targets established by our Board of Directors. On the effective date of the agreement, we granted Mr. Hargett 10,000 restricted shares of common stock, with fair value of $255,800, which vest in one-third increments over a three-year period on each anniversary date of the grant. This restricted stock grant vests in full if Mr. Hargett terminates his employment for good reason or if we terminate Mr. Hargett for any reason other than cause, as defined in the employment agreement. For the year ended December 31, 2002, Mr. Hargett was eligible to receive 70% of his base salary as bonus under our Employee Annual Incentive Compensation Plan if certain pre-established objectives were achieved for the year. Mr. Hargett achieved 97% of his targeted objectives. Mr. Hargett's year-end base salary rate of $450,000 was used in calculating his bonus award for 2002, and accordingly, he earned a cash bonus of $306,000.

     Effective November 18, 2002, we entered into an employment agreement with John H. Karnes as Senior Vice President and Chief Financial Officer. Under the agreement, we agreed to pay Mr. Karnes an annual salary of $275,000 and an annual incentive bonus of 55% of his base salary if we meet the targets set by our Board of Directors.

     We have entered into employment agreements with Messer. Adcock, Mueller, Westmoreland, Rice, Schwartz and Price. Under the terms of these agreements, these individuals receive base salaries of $245,000, $245,000, $230,000, 205,000, 205,000 and 195,000 respectively. Each individual is also entitled to annual incentive bonuses of 55% of base salary if we meet financial targets established by our Board of Directors.

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

     Under their employment agreements, each of our executive officers would be entitled to a lump sum severance payment equal to 2.99 times their current total annual compensation, if we terminated their employment agreements without cause or if the employee terminates his employment agreement for good reason. Mr. Hargett would receive approximately $2.3 million, Mr. Karnes would receive approximately $1.3 million, Messrs. Adcock and Mueller would each receive approximately $1.2 million. Mr. Westmoreland would receive approximately $1.1 million, Messrs. Schwartz and Rice would each receive approximately $1.0 million and Mr. Price would receive approximately $0.9 million.

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

1996 STOCK OPTION PLAN

     We adopted the 1996 Stock Option Plan in September 1996 in conjunction with our initial public offering. The 1996 Stock Option Plan allows us to grant options not to exceed 10% of the shares of our common stock outstanding from time to time. The 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors which, at its discretion, may grant either incentive stock options or non-qualified stock options to eligible individuals. All employees, including consultants and advisors of our company and our affiliates are eligible to participate in the 1996 Stock Option Plan. Prior to our adoption of the 1999 Stock Option Plan in October 1999, non-employee Directors were also eligible to participate in the 1996 Stock Option Plan. All option grants made to non-employee Directors after October 1999 are made under terms of the 1999 Stock Option Plan or the 2002 Long-term Incentive Plan. Options granted under the 1996 Stock Option Plan expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date with the exception of options granted to non-employee Directors which are fully vested on the date of grant. During 2002, options to purchase 14,509 shares of our common stock were granted under the 1996 Stock Option Plan. At December 31, 2002, a total of 329 shares remained available for grant under the 1996 Plan. We may adjust any options issued under the 1996 Stock Option Plan in the event of stock splits and other corporate events. In addition, we may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.

1999 NON-QUALIFIED STOCK OPTION PLAN

     On October 26, 1999, our Board of Directors adopted the 1999 Non-Qualified Stock Option Plan for employees (excluding executive officers), non-employee Directors, consultants and advisors of our company and our affiliates. With respect to non-employee Directors only, the 1999 Non-Qualified Stock Option Plan amends and succeeds the 1996 Plan (under which no more options may be granted to non-employee Directors). The 1999 Non-Qualified Stock Option Plan is administered by the Compensation Committee, which at its discretion, may grant awards to eligible individuals with the exception of non-employee Directors who receive automatic grants under the 1999 Non-Qualified Stock Option Plan. The options granted under the 1999 Non-Qualified Stock Option Plan are all non-qualified, expire 10 years from date of grant and vest immediately for non-employee Directors and in one-fifth increments on each of the first five anniversaries of the grant for other eligible individuals. During 2002, we granted a total of 145,600 options under the 1999 Non-Qualified Stock Option Plan, of which 18,000 options were granted to non-employee directors pursuant to our compensation plan for non-employee directors. At December 31, 2002, a total of 566 shares remained available for grant under the 1999 Plan.

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

2002 LONG-TERM INCENTIVE PLAN

     In January 18, 2002, our Board of Directors adopted the 2002 Long-Term Incentive Plan for our non-employee Directors and employees, consultants and advisors of our company and our affiliates. The 2002 Long-Term Incentive Plan is administered by the Compensation Committee, which at its discretion, may grant awards of options or restricted stock to eligible individuals with the exception of non-employee Directors who receive automatic grants under the 2002 Long-Term Incentive Plan. Awards granted to non-employee Directors, consultants and advisors under the 2002 Long-Term Incentive Plan are all non-qualified options, while employees may receive incentive or non-qualified options and/or restricted stock. Options may not be exercised after 10 years from the date they were granted. In the case of a 10% stockholder, incentive options may not be exercised after five years from the date the option is granted. Options vest immediately for non-employee Directors and at the times provided in their option agreement for other eligible individuals but in no event sooner than six months from the date granted. Terms and conditions of the restricted stock awards, including the duration of the restricted period during which, and the conditions, including performance objectives, if any, under which if not achieved, the restricted stock may be forfeited, are determined by the Compensation Committee. Unless conditioned upon the achievement of performance objectives or a special determination is made by the Compensation Committee as to a shorter restricted period, the restricted period will not be less than five years. During 2002, we granted a total of 593,950 options under the 2002 Long-Term Incentive Plan, of which 5,000 options were granted to non-employee directors. No shares of restricted stock were granted under the plan. At December 31, 2002, a total of 906,050 shares remained available for grant under the 2002 Plan. We may adjust options issued under the 2002 Long-Term Incentive Plan in the event of stock splits and other corporate events. In addition, we may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.

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

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") is communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter prior to the end of the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as a Part of this Report

1. FINANCIAL STATEMENTS:

                                                                                                                        PAGE
                                                                                                                        ----
Index to Financial Statements.....................................................................................       F-1
Independent Auditors' Report......................................................................................       F-2
Consolidated Balance Sheets As of December 31, 2002 and 2001......................................................       F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001(as restated)                           F-5
   and 2000.......................................................................................................
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Period                                  F-6
   January 1, 2000 to December 31, 2002...........................................................................
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000........................       F-8
Notes to Consolidated Financial Statements........................................................................       F-9
Supplemental Information on Natural Gas and Oil Exploration, Development and
   Production Activities (Unaudited) .............................................................................       F-28
Quarterly Financial Information (Unaudited).......................................................................       F-33

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no.1 of this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE HOUSTON EXPLORATION COMPANY


                             By: /s/ James F. Westmoreland
                                 -----------------------------------------------
                                 James F. Westmoreland
Date: November 12, 2003          Vice President and Chief Accounting Officer

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

     Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. In addition, please refer to the definitions of proved oil and gas reserves as provided in Rule 4-10(a)(2)(3)(4). The rule is available at the SEC website, http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
Independent Auditors' Report...............................................................................           F-2
Consolidated Balance Sheets As of December 31, 2002 and 2001...............................................           F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 (as restated)
         and 2000..........................................................................................           F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Period
        January 1, 2000 to December 31, 2002...............................................................           F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.................           F-8
Notes to Consolidated Financial Statements.................................................................           F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Houston Exploration Company

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

                              DELOITTE & TOUCHE LLP

Houston, Texas
February 7, 2003 (February 20, 2003 as to the first paragraph of "Legal Proceedings" in Note 9; November 13, 2003, as to the sixth paragraph of "Natural Gas and Oil Properties," and the first paragraph of "New Accounting Pronouncements" in Note 1, and the third paragraph of "2002" in Note 7.)

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

                                         ARTHUR ANDERSEN LLP

New York, New York
February 4, 2002

                         THE HOUSTON EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                               ------------------------------
                                                                                                   2002              2001
                                                                                               ------------      ------------
                                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
Cash and cash equivalents ................................................................     $     18,031      $      8,619
Accounts receivable ......................................................................           81,313            43,847
Accounts receivable -- Affiliate .........................................................            3,106               635

Derivative financial instruments .........................................................               --            53,771

Inventories ..............................................................................            1,432             1,149
Prepayments and other ....................................................................            7,596             2,959
                                                                                               ------------      ------------
          Total current assets ...........................................................          111,478           110,980
Natural gas and oil properties, full cost method
  Unevaluated properties .................................................................           96,192           177,987
  Properties subject to amortization .....................................................        1,828,160         1,493,293
Other property and equipment .............................................................           10,699             8,265
                                                                                               ------------      ------------
                                                                                                  1,935,051         1,679,545
Less: Accumulated depreciation, depletion and amortization ...............................         (912,637)         (740,784)
                                                                                               ------------      ------------
                                                                                                  1,022,414           938,761
Other assets .............................................................................            4,924             9,351
                                                                                               ------------      ------------
          TOTAL ASSETS ...................................................................     $  1,138,816      $  1,059,092
                                                                                               ============      ============
LIABILITIES:
Accounts payable and accrued expenses ....................................................     $     78,175      $     76,666
Derivative financial instruments .........................................................           35,005                --
                                                                                               ------------      ------------

          Total current liabilities ......................................................          113,180            76,666
Long-term debt and notes .................................................................          252,000           244,000
Deferred federal income taxes ............................................................          175,963           172,169
Derivative financial instruments .........................................................            3,767                --
Other deferred liabilities ...............................................................            1,117               376
                                                                                               ------------      ------------
          TOTAL LIABILITIES ..............................................................          546,027           493,211
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value, 50,000,000 shares authorized and 30,954,018 shares issued and outstanding at December 31, 2002 and
   30,463,230 shares issued and outstanding at December 31, 2001 .........................              310               305
Additional paid-in capital ...............................................................          353,454           336,977
Unearned compensation ....................................................................             (107)             (192)
Retained earnings ........................................................................          264,334           193,840
Accumulated other comprehensive income (loss) ............................................          (25,202)           34,951
                                                                                               ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY .....................................................          592,789           565,881
                                                                                               ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................     $  1,138,816      $  1,059,092
                                                                                               ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     2002              2001             2000
                                                                 ------------      ------------     ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                  As Restated
REVENUES:
  Natural gas and oil revenues .............................     $    344,295      $    387,156     $    277,487
  Other ....................................................            1,086             1,353            1,738
                                                                 ------------      ------------     ------------
          Total revenues ...................................          345,381           388,509          279,225
OPERATING EXPENSES:
  Lease operating expense ..................................           33,976            25,291           23,553
  Severance tax ............................................            9,487            11,035            9,757
  Transportation expense ...................................            9,317             7,652            6,892
  Depreciation, depletion and amortization .................          171,610           128,736           89,239
  Writedown in carrying value of natural gas and oil
       properties ..........................................               --             6,170               --
  General and administrative, net ..........................           13,077            17,110            8,928
                                                                 ------------      ------------     ------------
          Total operating expenses .........................          237,467           195,994          138,369
Income from operations .....................................          107,914           192,515          140,856
Other (income) expense .....................................           (9,070)              119            1,752
Interest expense, net ......................................            7,398             2,992           11,361
                                                                 ------------      ------------     ------------
Income before income taxes .................................          109,586           189,404          127,743
Provision for federal income taxes .........................           39,092            66,803           42,485
                                                                 ------------      ------------     ------------
NET INCOME .................................................     $     70,494      $    122,601     $     85,258
                                                                 ============      ============     ============

Net income per share - basic ...............................     $       2.31      $       4.06     $       3.06
                                                                 ============      ============     ============
Net income per share - fully diluted .......................     $       2.28              4.00     $       3.02
                                                                 ============      ============     ============

Weighted average shares outstanding - basic ................           30,569            30,228           27,860
Weighted average shares outstanding - fully diluted ........           30,878            30,645           28,213

        The accompanying notes are an integral part of these consolidated financial statements.

                         THE HOUSTON EXPLORATION COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                       ACCUMULATED
                                                         COMMON STOCK         ADDITIONAL                  RETAINED        OTHER
                                                    ------------------------   PAID-IN      UNEARNED      EARNINGS    COMPREHENSIVE
                                                      SHARES       $ VALUE     CAPITAL    COMPENSATION   (DEFICIT)    INCOME (LOSS)
                                                    ------------  ----------  ----------  ------------  ------------  -------------
BALANCE JANUARY 1, 2000                               23,923,020  $      239  $ 231,370   $         --  $    (14,019)  $         --
Issuance of common stock, par value $0.01(1)(2)        5,906,030          59     93,835
Comprehensive Income:
   Net income                                                                                                 85,258

Total comprehensive income
                                                    ------------  ----------  ---------   ------------  ------------   ------------
BALANCE DECEMBER 31, 2000                             29,829,050  $      298  $ 325,205   $         --  $     71,239   $         --
Issuance of common stock, par value $0.01(1)             624,180           6     10,183
Issuance of restricted common stock,
   par value $0.01(3)                                     10,000           1        255           (256)
Amortization of restricted stock                                                                    64
Tax benefit from exercise of non-qualified
   Stock options                                                                  1,334
Comprehensive income:
   Net income                                                                                                122,601
   Other comprehensive income (as restated)(4):
      Cumulative effect of accounting change
         for derivative instruments, net of tax
         benefit of $26,274                                                                                                 (48,795)
      Derivative settlements reclassified to
         income, net of tax benefit of $4,524                                                                                (8,402)
      Unrealized gain due to change in fair value
         of derivative instruments, net of
         tax expense of $49,618                                                                                              92,148

Total comprehensive income
                                                    ------------  ----------  ---------   ------------  ------------   ------------
BALANCE DECEMBER 31, 2001                             30,463,230  $      305  $ 336,977   $       (192) $    193,840   $     34,951
Issuance of common stock, value $0.01(1)                 490,788           5      9,663
Contributed capital from KeySpan (5)                                              2,039
Amortization of restricted stock                                                                    85
Tax benefit from exercise of non-qualified
   stock options                                                                  4,775
Comprehensive income:
   Net income                                                                                                 70,494
   Other comprehensive income:
      Derivative settlements reclassified to
         income, net of tax benefit of $5,725                                                                               (10,633)
      Unrealized loss due to change in fair
         value of derivative instruments, net of
         tax benefit of $26,665                                                                                             (49,520)

Total comprehensive income
                                                    ------------  ----------  ---------   ------------  ------------   ------------
BALANCE DECEMBER 31, 2002                             30,954,018  $      310  $ 353,454   $       (107) $    264,334   $    (25,202)
                                                    ============  ==========  =========   ============  ============   ============


                                                         TOTAL
                                                      STOCKHOLDERS'
                                                         EQUITY
                                                      ------------
BALANCE JANUARY 1, 2000                               $    217,590
Issuance of common stock, par value $0.01(1)(2)             93,894
Comprehensive Income:
   Net income                                               85,258
                                                      ------------
Total comprehensive income                                  85,258
                                                      ------------
BALANCE DECEMBER 31, 2000                             $    396,742
Issuance of common stock, par value $0.01(1)                10,189
Issuance of restricted common stock,
   par value $0.01(3)
Amortization of restricted stock                                64
Tax benefit from exercise of non-qualified
   Stock options                                             1,334
Comprehensive income:
   Net income                                              122,601
   Other comprehensive income (as restated)(4):
      Cumulative effect of accounting change
         for derivative instruments, net of tax
         benefit of $26,274                                (48,795)
      Derivative settlements reclassified to
         income, net of tax benefit of $4,524               (8,402)
      Unrealized gain due to change in fair value
         of derivative instruments, net of
         tax expense of $49,618                             92,148
                                                      ------------
Total comprehensive income                                 157,552
                                                      ------------
BALANCE DECEMBER 31, 2001                             $    565,881
Issuance of common stock, value $0.01(1)                     9,668
Contributed capital from KeySpan (5)                         2,039
Amortization of restricted stock                                85
Tax benefit from exercise of non-qualified
   stock options                                             4,775
Comprehensive income:
   Net income                                               70,494
   Other comprehensive income:
      Derivative settlements reclassified to
         income, net of tax benefit of $5,725              (10,633)
      Unrealized loss due to change in fair
         value of derivative instruments, net of
         tax benefit of $26,665                            (49,520)
                                                      ------------
Total comprehensive income                                  10,341
                                                      ------------
BALANCE DECEMBER 31, 2002                             $    592,789
                                                      ============

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

(3) Restricted stock issued to our President and Chief Executive Officer in April 2001 at $25.58 per share. See Note 6 - Related Party Transactions - Transactions with our Executives.

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

                         THE HOUSTON EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------------------
                                                                                2002              2001                2000
                                                                            ------------      ------------      ------------
                                                                                              (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income ............................................................     $     70,494      $    122,601      $     85,258
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation, depletion and amortization ............................          171,610           128,736            89,239
  Writedown in carrying value of natural gas and oil properties .......               --             6,170                --
  Deferred income tax expense .........................................           39,860            67,643            43,303
  Stock compensation expense ..........................................               85                64                --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ..........................          (39,937)           70,119           (67,369)
  (Increase) decrease in inventories ..................................             (283)              774              (954)
  Increase in prepayments and other ...................................           (4,637)           (1,046)             (831)
  Decrease (increase) in other assets .................................            4,427            (5,469)             (300)
  Increase in deferred liabilities ....................................              741               140                83
  Increase (decrease) in accounts payable and accrued expenses ........            1,509           (31,700)           52,362
                                                                            ------------      ------------      ------------
Net cash provided by operating activities .............................          243,869           358,032           200,791

INVESTING ACTIVITIES:
Investment in property and equipment ..................................         (257,436)         (368,277)         (184,512)
Dispositions and other ................................................            5,311                --                --
                                                                            ------------      ------------      ------------
Net cash used in investing activities .................................         (252,125)         (368,277)         (184,512)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings ....................................           79,000           172,000            32,000
Repayments of long-term borrowings ....................................          (71,000)         (173,000)          (68,000)
Proceeds from issuance of common stock ................................            9,668            10,189            13,894
                                                                            ------------      ------------      ------------
Net cash provided by (used in) financing activities ...................           17,668             9,189           (22,106)

Increase (decrease) in cash and cash equivalents ......................            9,412            (1,056)           (5,827)

Cash and cash equivalents, beginning of year ..........................            8,619             9,675            15,502
                                                                            ------------      ------------      ------------

Cash and cash equivalents, end of year ................................     $     18,031      $      8,619      $      9,675
                                                                            ============      ============      ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest ................................................     $     14,906      $     14,777      $     25,490
                                                                            ============      ============      ============

Cash (refund) payment of federal income taxes .........................     $       (400)     $        475      $         --
                                                                            ============      ============      ============

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

     We began exploring for natural gas and oil in December 1985 on behalf of The Brooklyn Union Gas Company. Brooklyn Union is an indirect wholly owned subsidiary of KeySpan Corporation. KeySpan, a member of the Standard & Poor's 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 31% of our shares to the public. As of December 31, 2002, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 66% of the outstanding shares of our common stock.

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

Business Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance. Segment reporting is not applicable for us as each of our operating areas has similar economic characteristics and each meets the criteria for aggregation as defined in paragraph 17 of SFAS No. 131. All of our operations involve the exploration, development and production of natural gas and oil and all of our operations are located in the United States. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. We track only basic operational data by area. We do not maintain separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. Throughout the year, we freely allocate capital resources on a project-by-project basis across our entire asset base to maximize profitability without regard to individual areas or segments.

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

     Under the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, our earnings per share are as follows:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------------
                                                                                       2002             2001             2000
                                                                                   ------------     ------------     ------------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ...................................................................     $     70,494     $    122,601     $     85,258
                                                                                   ============     ============     ============
Weighted average shares outstanding ..........................................           30,569           30,228           27,860
Add dilutive securities:
   Options ...................................................................              309              417              353
                                                                                   ------------     ------------     ------------
Total weighted average shares outstanding and dilutive securities ............           30,878           30,645           28,213
                                                                                   ============     ============     ============
Net income per share - basic .................................................     $       2.31     $       4.06     $       3.06
Net income per share - fully diluted .........................................     $       2.28     $       4.00     $       3.02

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Unevaluated Properties. The costs associated with unevaluated properties and properties under development are not initially included in the amortization base and relate to unproved leasehold acreage, seismic data, wells in-progress and wells pending determination. Unevaluated leasehold costs are transferred to the amortization base with the costs of drilling the related well or upon expiration of a lease. Costs of seismic data are allocated to various unproved leaseholds and transferred to the amortization base with the associated leasehold costs on a specific project basis. Costs associated with wells in-progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. All items included in our unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value. Of the $96.2 million of unevaluated property costs at December 31, 2002 that have been excluded from the amortization base, $38.8 million were incurred during 2002; $28.2 million were incurred in 2001, $6.9 million were incurred in 2000 and $22.3 million were incurred prior to 2000. At December 31, 2001, of the $178.0 million of unevaluated property costs, $72.5 million, $20.3 million and $17.0 million were incurred in 2001, 2000 and 1999, respectively, and $68.2 million was incurred prior to 1998. We estimate these costs will be evaluated within a four-year period.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

General and Administrative Costs and Expenses

     Under the full cost method of accounting, certain costs are capitalized that are directly identified with acquisition, exploration and development activities. These capitalized costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. We capitalized general and administrative costs directly related to our acquisition, exploration and development activities, during 2002, 2001 and 2000, of $13.2 million, $12.8 million and $9.6 million, respectively. We receive reimbursement for administrative and overhead expenses incurred on behalf of other working interest owners on properties we operate. These reimbursements totaling $1.8 million, $1.2 million, and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, were allocated as reductions to general and administrative expenses incurred. Included in reimbursements received during 2000 are general and administrative reimbursements received from KeySpan pursuant to the joint exploration agreement with KeySpan, (see Note 6 - Related Party Transactions - KeySpan Joint Venture) of $2.5 million Generally, we do not receive any excess of reimbursements or fees over the costs incurred; however, if we did, we would credit the excess to the full cost pool to be recognized through lower cost amortization as production occurs.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


We adopted SFAS No. 123 using the Prospective Method and as a result will record as compensation expense the fair value of all stock options issued subsequent to January 1, 2003. We do not expect the adoption of the provisions of SFAS No. 123 to have a material impact on our financial position, results of operations or cash flows.

New Accounting Pronouncements

     SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets," became effective on July 1, 2001 and January 1, 2002, respectively. These new standards emphasize a more precise evaluation of assets and clarify that more assets should be distinguished and classified between tangible and intangible. We understand that the issue is under evaluation as to whether provisions of SFAS No. 141 and SFAS No. 142 may call for mineral rights held under lease or other contractual arrangements to be classified in the balance sheet as intangible assets together with cash costs of oil and gas leasehold interests acquired. The issue is under review, because it is believed that no oil and gas exploration and production company was known to have changed their tangible asset balance sheet classification of mineral rights or leasehold costs upon adopting of SFAS Nos. 141 and 142, including us. If these types of leasehold costs (both proved and unevaluated) are determined to be intangible assets, they would be classified separately from oil and natural gas properties as intangible assets on our balance sheets. This issue relates only to balance sheet classification and presentation and will not have an effect on cash flows or results of operations. For the years ended December 31, 2002 and 2001, $161.0 million and $81.9 million, respectively, would be reclassified from tangibles to intangibles representing costs incurred, net of accumulated amortization, since June 30, 2001, the effective date of SFAS No. 141. We will continue to classify our oil and gas leasehold costs as tangible oil and natural gas properties until further guidance is provided.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- LONG-TERM DEBT AND NOTES

                                                                                                 DECEMBER 31,
                                                                                         -----------------------------
                                                                                             2002             2001
                                                                                         ------------     ------------
                                                                                                 (IN THOUSANDS)
 SENIOR DEBT:
 Revolving bank credit facility, due July 15, 2005 .................................     $    152,000     $    144,000
 SUBORDINATED DEBT:
 8 5/8% Senior Subordinated Notes, due January 1, 2008 .............................          100,000          100,000
                                                                                         ------------     ------------
       Total long-term debt and notes ..............................................     $    252,000     $    244,000
                                                                                         ============     ============

     The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At December 31, 2002, the quoted market value of the Company's $100 million of 8?% Senior Subordinated Notes was 103.8% of the $100 million carrying value or $103.8 million.

     Principle payments due over the next five year period and thereafter are as follows.

                                                                                                                      THEREAFTER
                                         2003            2004           2005            2006            2007             2008
                                     ------------    ------------   ------------    ------------    ------------     ------------
Revolving bank credit facility ....  $         --    $         --   $    152,000    $         --    $         --     $         --
85/8% senior Subordinated Notes ...            --              --             --              --              --          100,000
                                     ------------    ------------   ------------    ------------    ------------     ------------
      Total maturities ............  $         --    $         --   $    152,000    $         --    $         --     $    100,000
                                     ============    ============   ============    ============    ============     ============

Credit Facility

     New Credit Facility. We entered into a new revolving bank credit facility, dated as of July 15, 2002 with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent. The new credit facility replaced our previous $250 million revolving bank credit facility, and provides us with an initial commitment of $300 million. The initial $300 million commitment may be increased at our request and with prior approval from Wachovia to a maximum of $350 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The new credit facility is subject to borrowing base limitations and the borrowing base has been set at $300 million. Our borrowing base will be redetermined semi-annually, with the next redetermination scheduled for April 1, 2003. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The new credit facility matures July 15, 2005 , is unsecured and with the exception of trade payables, ranks senior to all of our existing debt. Following the closing of the new revolving credit facility on July 18, 2002, funds were drawn on the new facility and used to repay total outstanding borrowings under the previous credit facility of $170 million. At December 31, 2002, $152 million in borrowings were outstanding under the new revolving credit facility and $0.4 million was outstanding in letter of credit obligations.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Stock and Option Plans

     We have three stock options plans, together our ("Stock Plans"): (i) 1996 Stock Option Plan which was adopted at the completion of our initial public offering in September 1996, amended and approved by the stockholders in 1997;
(ii) 1999 Non-Qualified Stock Option Plan adopted by our Board of Directors in October 1999; and (iii) 2002 Long-Term Incentive Plan adopted in January 2002 and approved by the stockholders in May 2002. All our employees, directors, consultants and advisors are eligible to participate in our Stock Plans, with the exception of executive officers who are not eligible to participate in the 1999 Plan. Options granted under our Stock Plans expire 10 years from the grant date and vest in one-fifth increments on each of the first five anniversaries of the grant date, with the exception of options granted to non-employee directors whose options vest immediately upon grant. All grants are made at the closing price of our common stock as reported on the NYSE on the date of grant. The 1996 and 2002 Plans allow for the grant of both incentive stock options and non-qualified stock options. Common stock issued through the exercise of non-qualified options will result in a tax deduction for us which is equal to the taxable gain recognized by the optionee. Generally, we will not receive an income tax deduction for incentive based options. In addition to stock options, the 2002 Plan allows for the grant of restricted stock. In addition to stock options, the 2002 Plan currently has 300,000 shares reserved for the grant of restricted stock. As of December 31, 2002, no grants of restricted stock have been made under the 2002 Plan.

     The table below summarizes all our Stock Plans at December 31, 2002.

                                                     2002 PLAN      1999 PLAN      1996 PLAN     TOTAL PLANS
                                                     ----------     ----------     ----------    -----------
Options authorized .............................      1,500,000        800,000      3,033,912      5,333,912
Options granted
      Incentive stock options ..................         33,268             --      1,032,302      1,065,570
      Non-qualified stock options ..............        560,682        799,434      2,001,281      3,361,397
                                                     ----------     ----------     ----------     ----------
           Total grants ........................        593,950        799,434      3,033,583      4,426,967
                                                     ----------     ----------     ----------     ----------
Options available for grant ....................        906,050            566            329        906,945
                                                     ==========     ==========     ==========     ==========

Total exercised ................................             --         85,910      1,919,391      2,005,301
                                                     ==========     ==========     ==========     ==========

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The table below sets forth a summary of activity during the respective years for all of our stock option plans.

                                                                         YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                         2002                       2001                        2000
                                               -------------------------   -------------------------   ------------------------
                                                 SHARES         PRICE(1)     SHARES         PRICE(1)     SHARES       PRICE(1)
                                               ----------      ---------   ----------      ---------   ----------    ----------
Options outstanding January 1 ...............   2,164,448      $   24.81    1,660,745      $   17.99    2,380,058    $    17.41
  Granted ...................................     754,059          30.14    1,129,871          30.15      106,000         22.71
  Exercised .................................    (490,788)         19.70     (624,180)         16.32     (820,853)        16.93
  Forfeited .................................      (6,053)         27.77       (1,988)         29.02       (4,460)        18.83
                                               ----------                  ----------                  ----------
Options outstanding December 31 .............   2,421,666      $   27.50    2,164,448      $   24.81    1,660,745    $    17.99
                                               ==========                  ==========                  ==========

Options exercisable December 31 .............     848,103      $   25.12      940,929      $   21.83      721,654    $    17.43

Options available for grant December 31 .....     906,945                     155,451                     682,698

----------

(1) Weighted average price. Grant price equal to closing market price on the NYSE on date of grant.

     The table below sets forth a summary of options granted and outstanding, their remaining contractual lives, a weighted average exercise price and the number vested and exercisable as of December 31, 2002.

                            Options Outstanding                                      Options Exercisable/Vested      Unvested
------------------------------------------------------------------------------     ------------------------------   ------------
                        Shares                    Remaining        Weighted           Shares          Weighted         Shares
    Range of         Underlying         Year     Contractual        Average         Underlying        Average       Underlying
 Exercise Prices       Options        Granted        Life       Exercise Price       Options       Exercise Price     Options
----------------    -----------      ---------   -----------    --------------     -----------     --------------   ------------
$15.50 - $ 17.25        105,847         1996       4 years         $  15.53            105,847          $ 15.53             --
$13.13 - $ 25.00        123,500         1997       5 years            19.90            123,500            19.90             --
$15.75 - $ 23.38        116,664         1998       6 years            19.10             70,386            18.84         46,278
$16.94 - $ 21.00        175,926         1999       7 years            18.94            112,446            19.05         63,480
$18.00 - $ 26.19         85,800         2000       8 years            22.65             47,100            23.22         38,700
$22.50 - $ 37.38      1,060,379         2001       9 years            30.44            360,824            32.73        699,555
$27.49 - $ 33.75        753,550         2002       10 years           30.14             28,000            29.58        725,550

                   ------------                                    --------        -----------         --------    -----------
                      2,421,666                                    $  27.50            848,103         $  25.12      1,573,563

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

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------------
                                                                                      2002              2001              2000
                                                                                  ------------      ------------      ------------
                                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income - as reported ....................................................     $     70,494      $    122,601      $      5,258
Add:  Stock-based compensation expense included in
          Net income, net of tax ............................................               55                42                --
Less:  Stock-based compensation expense determined
          using fair value method, net of tax ...............................           (3,502)           (3,894)           (3,560)
                                                                                  ------------      ------------      ------------
Net income  - pro forma .....................................................     $     67,047      $    118,779      $     81,698
                                                                                  ============      ============      ============

Net income per share - as reported ..........................................     $       2.31      $       4.06      $       3.06
Net income per share - fully diluted - as reported ..........................             2.28              4.00              3.02
Net income per share - pro forma ............................................     $       2.19      $       3.93      $       2.97
Net income per share - fully diluted - pro forma ............................     $       2.17              3.88              2.93

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

                                                                               YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                            2002           2001          2000
                                                                         ----------     ----------    ----------
Risk-free interest rate............................................         4.59%          5.80%         5.91%
Expected years until exercise......................................            5              5             5
Expected stock volatility..........................................           46%            41%           41%
Expected dividends.................................................           --             --            --

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- INCOME TAXES

     The components of the federal income tax provision (benefit) are:

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                        2002            2001            2000
                                                                                     ----------      ----------      ----------
                                                                                                   (IN THOUSANDS)
 Current .......................................................................           (768)     $     (840)     $     (818)
 Deferred ......................................................................         39,860          67,643          43,303
                                                                                     ----------      ----------      ----------
    Total ......................................................................     $   39,092      $   66,803      $   42,485
                                                                                     ==========      ==========      ==========

     The credit in the current provision primarily represents Section 29 tax credits (see Note 6--Related Party Transactions - Section 29 Tax Credits). As of December 31, 2002 and 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $47.5 million and $79.6 million, respectively, that may be used in future years to offset taxable income. If not utilized, these net operating losses will begin to expire in 2010.

     The following is a reconciliation of statutory federal income tax expense (benefit) to our income tax provision:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------------
                                                                               2002               2001              2000
                                                                           ------------       ------------      ------------
                                                                                            (IN THOUSANDS)
Income before income taxes ...........................................     $    109,586       $    189,404      $    127,743
Statutory rate .......................................................               35%                35%               35%
Income tax expense computed at statutory rate ........................           38,355             66,291            44,710
Reconciling items:
     Section 29 tax credits and other tax credits(1) .................             (804)               512            (2,225)
     Non-deductible compensation expense from 2001 ...................            1,541                 --                --
                                                                           ------------       ------------      ------------
Tax provision ........................................................     $     39,092       $     66,803      $     42,485
                                                                           ============       ============      ============

----------

(1) Year ended December 31, 2001 includes an adjustment for an under-accrual of tax expense in 2000.

Deferred Income Taxes

     The components of net deferred tax liabilities pursuant to SFAS No. 109 for the years ended December 31, 2002 and 2001 primarily represent temporary differences related to depreciation of natural gas and oil properties.

                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                    2002                2001
                                                                                                 ------------      ------------
                                                                                                           (IN THOUSANDS)
   Deferred tax assets:
       Derivative instruments ..............................................................     $     13,570      $         --
       Alternative minimum tax credit carryforwards ........................................              462               962
       Net operating loss carryforwards ....................................................           16,656            27,862
                                                                                                 ------------      ------------
            Total deferred tax assets ......................................................           30,688            28,824

   Deferred tax liabilities:
       Property and equipment ..............................................................     $   (206,651)     $   (182,173)
        Derivative instruments .............................................................               --           (18,820)
                                                                                                 ------------      ------------
            Total deferred tax liabilities .................................................         (206,651)         (200,993)

   Total deferred tax asset (liability) ....................................................     $   (175,963)     $   (172,169)
                                                                                                 ============      ============

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

     From the inception of the joint venture in January 1999 through December 31, 2002, we drilled a total of 28 wells: 21 exploratory wells of which 17 were successful and seven development wells of which six were successful. KeySpan spent a total of $118.3 million, with $19.0 million, $17.2 million and $46.5 million, respectively being spent during 2002, 2001 and 2000. Subsequent to the termination of the primary exploratory term of the joint venture, KeySpan's participation in additional wells was to further develop or delineate reservoirs previously discovered.

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

KeySpan Credit Facility and Conversion (See Note 3-- Stockholders' Equity)

Review of Strategic Alternatives

     In September 1999, we, along with KeySpan, our majority stockholder, announced our intention to review strategic alternatives for Houston Exploration and for KeySpan's investment in Houston Exploration. KeySpan was assessing the role of our company within its future strategic plan, and was considering a full range of strategic transactions including the sale of all or a portion of Houston Exploration. J.P. Morgan Securities Inc. was retained by KeySpan as financial advisor to assist in the strategic review on behalf of KeySpan. Our Board of Directors appointed a special committee comprised of

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


outside directors to assist in the review process. On February 25, 2000, together with KeySpan we jointly announced that the review of strategic alternatives had been completed and that KeySpan plans to retain its equity interest in us for the foreseeable future, however, KeySpan considers its investment in Houston Exploration a non-core asset. We incurred expenses relating to this review of strategic alternatives totaling $0.1 million during 2001 and $1.8 million during 2000.

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

     We manage and administer the daily operations of the properties in exchange for an annual management fee of $100,000. The income statement effect, representing benefits received from Section 29 tax credits, was a benefit of $0.8 million, respectively, for each of the years ended December 31, 2002, 2001, and 2000. The tax credits expired December 31, 2002 and under the terms of the agreement, we are required to repurchase the interests in the producing wells for KeySpan. We are planning to complete the repurchase transaction in 2003 and the repurchase price is estimated at approximately $2.0 million.

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

NATURAL GAS HEDGES                   FIXED PRICE SWAPS                            COLLARS                             FAIR VALUE
------------------------------  -----------------------------     ----------------------------------------------    --------------
                                                     NYMEX                                  NYMEX
                                   VOLUME          CONTRACT          VOLUME             CONTRACT PRICE
PERIOD                             (MMBTU)           PRICE           (MMBTU)        AVG FLOOR       AVG CEILING     $ IN THOUSANDS
------------------------------  ------------     ------------     ------------     ------------     ------------    --------------
January 2003 .................         1,240     $      3.194            4,495     $      3.493     $      4.954     $     (2,917)
February 2003 ................         1,120            3.194            4,060            3.493            4.954           (2,908)
March 2003 ...................         1,240            3.194            4,495            3.493            4.954           (3,187)
April 2003 ...................         1,200            3.194            4,500            3.476            4.909           (2,542)
May 2003 .....................         1,240            3.194            4,650            3.476            4.909           (2,440)
June 2003 ....................         1,200            3.194            4,500            3.476            4.909           (2,446)
July 2003 ....................         1,240            3.194            4,650            3.476            4.909           (2,665)
August 2003 ..................         1,240            3.194            4,650            3.476            4.909           (2,754)
September 2003 ...............         1,200            3.194            4,500            3.476            4.909           (2,634)
October 2003 .................         1,240            3.194            4,650            3.476            4.909           (2,782)
November 2003 ................         1,200            3.194            4,500            3.476            4.909           (3,377)
December 2003 ................         1,200     $      3.194            4,650            3.476            4.909           (4,209)

January 2004 .................            --               --            1,550            3.500            4.750             (916)
February 2004 ................            --               --            1,400            3.500            4.750             (759)
March 2004 ...................            --               --            1,550            3.500            4.750             (597)
April 2004 ...................            --               --            1,500            3.500            4.750             (217)
May 2004 .....................            --               --            1,550            3.500            4.750             (103)
June 2004 ....................            --               --            1,500            3.500            4.750              (71)
July 2004 ....................            --               --            1,550            3.500            4.750              (83)
August 2004 ..................            --               --            1,550            3.500            4.750              (94)
September 2004 ...............            --               --            1,500            3.500            4.750              (72)
October 2004 .................            --               --            1,550            3.500            4.750              (97)
November 2004 ................            --               --            1,500            3.500            4.750             (277)
December 2004 ................            --               --            1,550            3.493            4.750             (480)
                                                                                                                     ------------
                                                                                                                     $    (38,627)
                                                                                                                     ============

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OIL HEDGES                              FIXED PRICE SWAPS                      COLLARS                       FAIR VALUE
------------------------------         -------------------       ---------------------------------------   --------------
                                                   NYMEX                               NYMEX
                                        VOLUME    CONTRACT         VOLUME          CONTRACT PRICE
PERIOD                                  (MBbl)      PRICE          (MBbl)       AVG FLOOR    AVG CEILING   $ IN THOUSANDS
------------------------------         -------   ---------       ---------     -----------  ------------   --------------
January 2003 .................            31     $   28.50            --            --            --         $     (77)
February 2003 ................            28         28.50            --            --            --               (48)
March 2003 ...................            31         28.50            --            --            --               (20)
                                                                                                             ---------
                                                                                                             $    (145)
                                                                                                             =========

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

     During the fourth quarter of 2002, an increase in forward market prices for natural gas caused our mark-to-market exposure with one counter party to surpass our contractual margin threshold as established under the contract. As a result, we were required to post margin in the amount of $5.4 million. The margin payment earns interest at a market rate and will be refunded if our mark-to-market exposure drops below the margin threshold as required under the contract. This will occur if market prices decline from current levels. At December 31, 2002, the $5.4 million paid for the margin call is classified as restricted cash and is included in current assets on the balance sheet in the line item "Prepayments and Other."

     2001. At December 31, 2001, we had entered into commodity price hedging contracts with respect to our production for 2002 and 2003 as listed in the table below. Volumes and fair values are stated in thousands. The total estimated fair value of our natural gas derivative instruments at December 31, 2001 was a positive $53.8 million ($34.9 million net of taxes).

NATURAL GAS HEDGES                           FIXED PRICE SWAPS                           COLLARS                     FAIR VALUE
---------------------------------------  --------------------------     ----------------------------------------    -------------
                                                            NYMEX                             NYMEX
                                             VOLUME        CONTRACT      VOLUME          CONTRACT PRICE
PERIOD                                      (MMbtu)         PRICE       (MMbtu)      AVG FLOOR       AVG CEILING    ($ THOUSANDS)
---------------------------------------  ------------     ---------     --------   ------------     ------------    ------------
January 2002 ..........................           930     $   3.010        4,340   $      3.643     $      5.356     $      5,144
February 2002 .........................           840         3.010        3,920          3.643            5.356            4,585
March 2002 ............................           930         3.010        4,340          3.643            5.356            5,176
April 2002 ............................           900         3.010        4,200          3.643            5.356            5,054
May 2002 ..............................           930         3.010        4,340          3.643            5.356            5,041
June 2002 .............................           900         3.010        4,200          3.643            5.356            4,654
July 2002 .............................           930         3.010        4,340          3.643            5.356            4,655
August 2002 ...........................           930         3.010        4,340          3.643            5.356            4,497
September 2002 ........................           900         3.010        4,200          3.643            5.356            4,352
October 2002 ..........................           930         3.010        4,340          3.643            5.356            4,385
November 2002 .........................           900         3.010        4,200          3.643            5.356            3,424
December 2002 .........................           930         3.010        4,200          3.643            5.356            2,690

January 2003 ..........................         1,240         3.194           --             --               --               10
February 2003 .........................         1,120         3.194           --             --               --                9
March 2003 ............................         1,240         3.194           --             --               --               10
April 2003 ............................         1,200         3.194           --             --               --                9
May 2003 ..............................         1,240         3.194           --             --               --               10
June 2003 .............................         1,200         3.194           --             --               --                9
July 2003 .............................         1,240         3.194           --             --               --               10
August 2003 ...........................         1,240         3.194           --             --               --               10
September 2003 ........................         1,200         3.194           --             --               --                9
October 2003 ..........................         1,240         3.194           --             --               --                9
November 2003 .........................         1,200         3.194           --             --               --                9
December 2003 .........................         1,240         3.194           --             --               --               10
                                                                                                                     ------------
                                                                                                                     $     53,771
                                                                                                                     ============

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
MAJOR PURCHASER                                           2002            2001            2000
--------------------------------------------------     ----------      ----------      ----------
 Anadarko Petroleum Corporation ..................           12.6%            7.3%            8.7%
 ConocoPhillips ..................................           14.9%            4.0%            0.6%
 KinderMorgan ....................................            9.8%            5.0%            2.8%
 Dynegy, Inc. ....................................            5.5%           16.4%           22.5%
 Adams Resources and Energy, Inc. ................            8.2%           12.5%           14.9%
 El Paso Corporation .............................            4.8%            9.5%            9.1%

----------

Note: Amounts disclosed that are less than 10% are presented for information and comparison purposes only.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Severance Tax Refund

     During July 2002, we applied for and received from the Railroad Commission of Texas a "high-cost/tight-gas formation" designation for a portion of our South Texas production. The "high-cost/tight-gas formation" designation will allow us to receive an abatement of severance taxes for qualifying wells in various fields. For qualifying wells, production will be either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. For qualifying wells, we will also be entitled to a refund of severance taxes paid during a designated prior 48-month period. Applications for refund are submitted on a well-by-well basis to the State Comptroller's Office and due to timing of the acceptance of applications, we are unable to project the 48-month look-back period for qualifying refunds. We currently estimate that the total refund, for 2002 and prior periods, will be between $18 million to $23 million ($12 million to $15 million, net of tax), although we can provide no assurances that the actual total refund amount will fall within our current estimate. During the fourth quarter of 2002, we recorded refunds totaling $10.4 million ($6.8 million net of tax) of which $1.3 million related to refund of 2002 severance tax expense and $9.1 related to refunds of prior period expense.

Legal Proceedings

     On August 18, 2002, a complaint styled Victor Ramirez, Santiago Ramirez, Jr., Oswaldo H. Ramirez and Javier Ramirez as Co-Trustees of the Ramirez Mineral Trust v. The Houston Exploration Company, cause number 5,207, was filed in the district court of the 49th Judicial District in Zapata County, Texas. The complaint alleges that we trespassed by drilling the No. 7 RMT well to a depth in excess of our lease rights and commingled production by producing from the excess depth. The plaintiffs claim damages for trespass and conversion in excess of $6 million and further seek to recover exemplary damages in excess of $18 million. At February 20, 2003, the issuance date of our original report, we were in the discovery stage of the litigation

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


process for this claim. We believe that the claim will not have a material adverse effect on our financial condition or results of operations.

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Leases

     We have entered into non-cancellable operating lease agreements relative to the lease of our office space at 1100 Louisiana in Houston, Texas and various types of office equipment (telephones, copiers and fax machines) with various expiration dates through 2009. Minimum rental commitments under the terms of our operating leases are as follows (in thousands):

                                                                   MINIMUM
YEAR ENDED DECEMBER 31,                                            PAYMENTS
------------------------------------------------------------     ------------
2003 .......................................................     $      1,071
2004 .......................................................            1,124
2005 .......................................................            1,168
2006 .......................................................            1,116
2007 .......................................................            1,215
Thereafter .................................................            3,323

     Net rental expense related to these leases was $1.2 million, $0.6 million and $0.5 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

NOTE 10 -- ACQUISITIONS

Acquisition of KeySpan Joint Venture Assets (See Note 6 - Related Party Transaction - Transactions with KeySpan).

Burlington Acquisition

     On May 30, 2002, we completed the purchase of natural gas and oil producing properties and associated gathering pipelines, together with undeveloped acreage, from Burlington Resources Inc. located in the Webb, Jim Hogg, Wharton and Calhoun counties of South Texas. The properties purchased cover approximately 24,800 gross (10,800 net) acres located in the North East Thompsonville, South Laredo, McFarlan and Maude Traylor Fields. The properties purchased represent interests in approximately 145 producing wells and total proved reserves of 42 Bcfe as of January 1, 2002, the effective date of the transaction. Our average working interest is 35% and we are the operator of approximately 23% of the producing wells acquired. The $44.5 million purchase price, which is net of a purchase price adjustment of $3.9 million, was financed by borrowings under our revolving bank credit facility. The purchase price was reduced for various closing items in the normal course of business, including revenues received by and expenditures made by the seller related to the properties acquired for the period between the effective date of the transaction (January 1, 2002) and the closing date (May 30, 2002).

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charco Field, and represent interests in approximately 159 producing wells. We operate approximately 95% of the producing wells acquired and our average working interest is 87%. Total proved reserves associated with the interests acquired were 85 Bcfe, as of the October 1, 2001, the effective date of the transaction.

NOTE 11 --RESTATEMENT AND RECLASSIFICATIONS

Application of EITF Issue No. 00-10 - Transportation Expense

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

                                                                        2001                         2000
                                                               -------------------------    ---------------------------
                                                                              PREVIOUSLY                     PREVIOUSLY
                                                                RESTATED       REPORTED     RECLASSIFIED      REPORTED
                                                               ----------     ----------    ------------     ----------
                                                                                     ($ IN THOUSANDS)
      Natural gas and oil revenues .......................     $  387,156     $  379,504     $  277,487     $  270,595
      Total revenues .....................................        388,509        380,857        279,225        272,333
      Transportation expenses ............................          7,652             --          6,892             --
      Total operating expenses ...........................        195,994        188,342        138,369        131,477
      Income from operations .............................        192,515        192,515        140,856        140,856
      Net income .........................................        122,601        122,601         85,258         85,258

Adoption of SFAS No. 133

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

Capitalized Costs of Natural Gas and Oil Properties

     As of December 31, 2002, 2001 and 2000, our capitalized costs of natural gas and oil properties are as follows:

                                                                                 AS OF DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                      2002                2001                2000
                                                                 --------------      --------------      --------------
                                                                                    (IN THOUSANDS)
Unevaluated properties, not amortized ......................     $       96,192      $      177,987      $      142,890
Properties subject to amortization .........................          1,828,160           1,493,293           1,162,000
                                                                 --------------      --------------      --------------
            Capitalized costs ..............................          1,924,352           1,671,280           1,304,890
Accumulated depreciation, depletion and amortization .......           (906,089)           (735,257)           (601,034)
                                                                 --------------      --------------      --------------
Net capitalized costs ......................................     $    1,018,263      $      936,023      $      703,856
                                                                 ==============      ==============      ==============

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

                                                                                              AS OF DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                     2002           2001           2000
                                                                                  ----------     ----------     ----------
                                                                                                (IN THOUSANDS)
Property acquisition and leasehold costs
   Unevaluated(1) ...........................................................     $   14,600     $   31,711     $    7,955
   Proved ...................................................................         89,873         85,367         38,579
Exploration costs ...........................................................         26,563         72,056         37,162
Development costs ...........................................................        122,036        177,256        100,333
                                                                                  ----------     ----------     ----------
    Total costs incurred ....................................................     $  253,072     $  366,390     $  184,029
                                                                                  ==========     ==========     ==========

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

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows and does not include cash flows associated with hedges outstanding at each of the respective reporting dates:

                                                                                              AS OF DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                                2002                2001                2000
                                                                           --------------      --------------      --------------
                                                                                                (IN THOUSANDS)
Future cash inflows ..................................................     $    2,845,768      $    1,471,557      $    5,189,328
Future production costs ..............................................           (486,399)           (302,145)           (542,139)
Future development costs .............................................           (241,876)           (189,480)           (153,210)
Future income taxes ..................................................           (542,782)           (211,191)         (1,250,272)
                                                                           --------------      --------------      --------------
Future net cash flows ................................................          1,574,711             768,741           3,243,707
10% annual discount for estimated timing of cash flows ...............           (516,647)           (217,216)         (1,179,680)
                                                                           --------------      --------------      --------------
Standardized measure of discounted future net cash flows .............     $    1,058,064      $      551,525      $    2,064,027
                                                                           ==============      ==============      ==============

     The following table summarizes changes in the standardized measure of discounted future net cash flows:

                                                                                        AS OF DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             2002              2001              2000
                                                                         ------------      ------------      ------------
                                                                                          (IN THOUSANDS)
Beginning of the year ..............................................     $    551,525      $  2,064,027      $    469,225
Revisions to previous estimates:
  Changes in prices and costs ......................................          629,542        (2,088,576)        2,163,984
  Changes in quantities ............................................          (36,368)          (52,928)           24,650
  Changes in future development costs ..............................           (1,970)          (18,001)          (32,152)
Development costs incurred during the period .......................           23,393            65,940            57,046
Extensions and discoveries, net of related costs ...................          242,055           116,710           403,012
Sales of natural gas and oil, net of production costs ..............         (275,157)         (343,181)         (237,286)
Accretion of discount ..............................................           64,858           279,648            52,967
Net change in income taxes .........................................         (209,807)          635,400          (672,005)
Purchase of reserves in place ......................................           99,741            51,674            23,118
Sale of reserves in place ..........................................             (170)             (133)               --
Production timing and other ........................................          (29,578)         (159,055)         (188,532)
                                                                         ------------      ------------      ------------
End of year ........................................................     $  1,058,064      $    551,525      $  2,064,027
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

                                                       NATURAL GAS                              CRUDE OIL AND CONDENSATE
                                                          (MMcf)                                         (MBbls)
                                        ------------------------------------------      ------------------------------------------
                                           2002           2001             2000           2002            2001            2000
                                        ----------      ----------      ----------      ----------      ----------      ----------

Proved developed and
  undeveloped  reserves: ..........        568,208         529,518         526,185           6,605           5,352           2,470
Revisions of previous estimates ...        (14,863)        (41,914)          3,709             (26)           (174)            107
Extensions and discoveries ........        105,798          83,551          69,564             342           1,800           2,424
Production ........................        (97,368)        (87,095)        (77,861)           (859)           (459)           (311)
Purchase of reserves in place .....         48,777          84,148           7,921             483             115             662
Sales of reserves in place ........           (143)             --              --             (12)            (29)             --
                                        ----------      ----------      ----------      ----------      ----------      ----------
End of year .......................        610,409         568,208         529,518           6,533           6,605           5,352
                                        ==========      ==========      ==========      ==========      ==========      ==========
Proved developed reserves:
Beginning of year .................        438,538         420,733         397,343           2,123           1,810           1,796
End of year .......................        435,629         438,538         420,733           2,413           2,123           1,810

                         THE HOUSTON EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13-- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
                                                           -------------     -------------     -------------     --------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

2002

Total revenues - restated .............................    $      74,816     $      85,955     $      84,205     $      100,405
Total revenues - previously reported (1) ..............           72,640            83,728            81,971             97,725
Total operating expenses - restated ...................           54,425            57,426            58,745             66,681
Total operating expenses  - previously reported (1) ...           52,249            55,209            56,511             64,181
Income from operations ................................           20,391            28,519            25,460             33,544
Net income ............................................           12,534            17,654            15,272             25,034

Net income per share(2) ...............................    $        0.41              0.58              0.50               0.81
Net income per share--fully diluted(2) ................    $        0.41              0.57              0.50               0.81

2001

Total revenues - restated .............................    $     126,418     $     101,151     $      80,320     $       80,620
Total revenues - previously reported (1) ..............          124,342            99,308            78,495             78,712
Total operating expenses - restated ...................           75,199            56,876            34,394             26,046
Total operating expenses  - previously reported (1) ...           49,143            42,432            44,101             52,666
Income from operations ................................           75,199            56,876            34,394             26,046
Net income ............................................           47,344            35,855            22,530             16,872

Net income per share(2) ...............................    $        1.58     $        1.19     $        0.74     $         0.55
Net income per share--fully diluted(2) ................    $        1.55     $        1.17     $        0.73     $         0.55

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

10.6        --         Exploration Agreement between The Houston Exploration
                       Company and KeySpan Exploration and Production, L.L.C.,
                       dated March 15,1999, (filed as Exhibit 10.1 to our
                       Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1999 (File No. 001-11899) and incorporated by
                       reference).

10.7        --         First Amendment to the Exploration Agreement between The
                       Houston Exploration Company and KeySpan Exploration and
                       Production, L.L.C. dated November 3, 1999 (filed as
                       Exhibit 10.19 to our Annual Report on Form 10-K for the
                       year ended December 31, 1999 (File No. 001-11899) and
                       incorporated by reference).

10.8        --         Restated Exploration Agreement dated June 30, 2000
                       between The Houston Exploration Company and KeySpan
                       Exploration and Production, L.L.C (filed as Exhibit 10.1
                       to our Quarterly on Form 10-Q for the quarter ended
                       September 30, 2000 File No. 001-11899) and incorporated
                       by reference).

10.9(2)     --         Supplemental Executive Pension Plan (filed as Exhibit
                       10.23 to our Registration Statement on Form S-1
                       (Registration No. 333-4437) and incorporated by
                       reference).

10.10(2)    --         Deferred Compensation Plan for Non-Employee Directors
                       (filed as Exhibit 10.24 to our Annual Report on Form 10-K
                       for the year ended December 31, 1997 (File No. 001-11899)
                       and incorporated by reference).

10.11(2)    --         Amended and Restated 1996 Stock Option Plan (filed as
                       Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 1998 (File No. 001-11899) and
                       incorporated by reference).

10.12(2)    --         1999 Non-Qualified Stock Option Plan dated October 26,
                       1999 (filed as Exhibit 10.24 to our Annual Report on Form
                       10-K for the year ended December 31, 1999 File No.
                       001-11899) and incorporated by reference).

10.13(2)    --         Change of Control Plan dated October 26, 1999 (filed as
                       Exhibit 10.25 to our Annual Report on Form 10-K for the
                       year ended December 31, 1999 File No. 001-11899) and
                       incorporated by reference).

10.14(2)    --         Employment Agreement dated July 2, 1996 between The
                       Houston Exploration Company and James F. Westmoreland
                       (filed as Exhibit 10.11 to our Registration Statement on
                       Form S-1 (Registration No. 333-4437) and incorporated by
                       reference).

10.15(2)    --         First Amendment to Employment Agreement dated April 26,
                       2001 between The Houston Exploration Company and James F.
                       Westmoreland (filed as Exhibit 10.5 to our Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 2001
                       File No. 001-11899).

                                INDEX TO EXHIBITS

EXHIBITS               DESCRIPTION
--------               -----------

10.16(2)    --         Employment Agreement dated May 1, 1998 between The
                       Houston Exploration Company and Thomas E. Schwartz (filed
                       as Exhibit 10.2 to our Quarterly Report on Form 10-Q for
                       the quarter ended March 31, 1998 (File No. 001-11899) and
                       incorporated by reference).

10.17(2)    --         First Amendment to Employment Agreement dated April 26,
                       2001 between The Houston Exploration Company and Thomas
                       W. Schwartz (filed as Exhibit 10.4 to our Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 2001
                       File No. 001-11899)

10.18(2)    --         Employment Agreement, dated September 19, 1996, between
                       The Houston Exploration Company and Charles W. Adcock
                       (filed as Exhibit 10.26 to our Annual Report on Form 10-K
                       for the year ended December 31, 1996 (File No. 001-11899)
                       and incorporated by reference).

10.19(2)    --         First Amendment to Employment Agreement dated April 26,
                       2001 between The Houston Exploration Company and Charles
                       W. Adcock (filed as Exhibit 10.3 to our Quarterly Report
                       on Form 10-Q for the quarter ended March 31, 2001 File
                       No. 001-11899).

10.20(2)    --         Employment Agreement dated April 4, 2001 between The
                       Houston Exploration Company and William G. Hargett (filed
                       as Exhibit 10.2 to our Quarterly Report on Form 10-Q for
                       the quarter ended March 31, 2001 File No. 001-11899).

10.21(2)    --         First Amendment to Employment Agreement between The
                       Houston Exploration Company and William G. Hargett dated
                       May 17, 2002 (filed as Exhibit 10.2 to our Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 2002
                       File No. 001-11899).

10.22(2)    --         Employment Agreement dated July 16, 2001 between The
                       Houston Exploration Company and Tracy Price (filed as
                       Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 2001 File No. 001-11899).

10.23(2)    --         Employment Agreement dated October 22, 2001 between The
                       Houston Exploration Company and Steven L. Mueller (filed
                       as Exhibit 10.32 to our Annual Report on Form 10-K for
                       the year ended December 31, 2001 File No. 001-11899).

10.24(2)    --         Employment Agreement dated March 1, 2002 between The
                       Houston Exploration Company and Roger B. Rice (filed as
                       Exhibit 10.33 to our Annual Report on Form 10-K for the
                       year ended December 30, 2001 File No. 001-11899).

10.25(2)    --         Revolving Credit Facility between The Houston Exploration
                       Company and Wachovia Bank, National Association, as
                       issuing bank and administrative agent, Bank of Nova
                       Scotia and Fleet National Bank as co-syndication agents
                       and BNP Paribas as documentation agent dated July 15,
                       2002 (filed as Exhibit 10.1 to our Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 2002 File No.
                       001-11899).

10.26(2)    --         Employment Agreement dated November 18, 2002 between The
                       Houston Exploration Company and John H. Karnes
                       (incorporated by reference from Exhibit 10.26 to the
                       original filing on February 20, 2003 of our Annual Report
                       on Form 10-K for the year ended December 30, 2002 File
                       No. 001-11899).

10.27(2)    --         Second Amendment to Employment Agreement dated January
                       10, 2003 between The Houston Exploration Company and
                       James F. Westmoreland (incorporated by reference from
                       Exhibit 10.27 to the original filing on February 20, 2003
                       of our Annual Report on Form 10-K for the year ended
                       December 30, 2002 File No. 001-11899).

10.28(2)               Executive Deferred Compensation Plan dated January 1,
                       2002 (incorporated by reference from Exhibit 10.28 to the original filing on February 20, 2003 of our Annual Report on Form 10-K for the year ended December 30, 2002 File
                       No. 001-11899).

10.29(2)               2002 Long-Term Incentive Plan effective May 17, 2002
                       (filed as Exhibit 1 to our Definitive Proxy Statement on
                       Schedule 14A (File No. 001-11899) and incorporated by reference).

12.1        --         Computation of ratio of earnings to fixed charges
                       (incorporated by reference from Exhibit 12.1 to the
                       original filing on February 20, 2003 of our Annual Report
                       on Form 10-K for the year ended December 30, 2002 File
                       No. 001-11899).

21.1        --         Subsidiaries of Houston Exploration (incorporated by
                       reference from Exhibit 21.1 to our the original filing on
                       February 20, 2003 of Annual Report on Form 10-K for the
                       year ended December 30, 2002 File No. 001-11899).

23.1(1)     --         Consent of Deloitte & Touche LLP.

23.2(1)     --         Consent of Netherland, Sewell & Associates.

23.3(1)     --         Consent of Miller and Lents.

31.1(1)     --         Certification of William G. Hargett, Chief Executive
                       Officer, as required pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

31.2(1)     --         Certification of John H. Karnes, Chief Financial Officer,
                       as required pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002

32.1(1)     --         Certification of William G. Hargett, Chief Executive
                       Officer, as required pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

32.2(1)     --         Certification of John H. Karnes, Chief Financial Officer,
                       as required pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.

----------

(1)  Filed herewith.

(2)  Management contract or compensation plan.