Form 10-Q
period 2004-03-31
HOUSTON EXPLORATION CO
filed 2004-05-07
CIK 1015293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-11899

THE HOUSTON EXPLORATION COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2674487 (IRS Employer Identification No.)

1100 Louisiana Street, Suite 2000
Houston, Texas 77002-5215
(Address of principal executive offices and zip code)

(713) 830-6800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

As of May 6, 2004, 31,883,703 shares of Common Stock, par value $.01 per share, were outstanding.

THE HOUSTON EXPLORATION COMPANY

Forward Looking Statements

All of the estimates and assumptions contained in this Quarterly Report constitute forward looking statements as that term is defined in Section 27A of the Securities Act of 1993,as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “expect,” “continue,” “estimate,” “project” or similar expressions. All statements under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our future production, expected costs and expenses, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding and the timing of exploration and development are forward looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, our expectations may not occur and we can not guarantee that the anticipated future results will be realized.

A number of factors could cause our actual future results to differ materially from those anticipated or implied in the forward-looking statements. These factors include, among other things:

•	the volatility of natural gas and oil prices;

•	the requirement to take writedowns if natural gas and oil prices decline or if our finding and development costs continue to increase;

•	our ability to find, develop and acquire natural gas and oil reserves;

•	the successfulness of our acquisition and investment activities;

•	our ability to meet our substantial capital requirements;

•	our outstanding indebtedness may restrict our financial flexibility;

•	the uncertainty of estimates of natural gas and oil reserves and production rates;

•	the inherent hazards and risks involved in our operations;

•	the concentrated nature of our operations;

•	our hedging activities could result in financial losses or reductions to income;

•	our compliance with environmental and other governmental regulations;

•	the competitive nature of our industry;

•	our customers’ ability to meet their obligations; and

•	potential conflicts with our majority stockholder, KeySpan Corporation.

For additional discussion of these risks, uncertainties and assumptions, see “Items 1. and 2. Business and Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” or “our”, we are describing The Houston Exploration Company and its subsidiary on a consolidated basis.

Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)

THE HOUSTON EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
Assets:
Cash and cash equivalents	$13,720	$2,569
Accounts receivable	95,368	87,949
Accounts receivable — Affiliate	6,239	6,733
Derivative financial instruments	—	3,458
Inventories	1,164	1,071
Deferred tax asset	24,011	19,644
Prepayments and other	5,206	5,818

Total current assets	145,708	127,242
Natural gas and oil properties, full cost method
Unevaluated properties	130,168	134,491
Properties subject to amortization	2,397,315	2,324,011
Other property and equipment	13,219	12,617

	2,540,702	2,471,119
Less: Accumulated depreciation, depletion and amortization	1,160,974	1,099,990

	1,379,728	1,371,129
Other non-current assets	13,664	10,694

Total Assets	$1,539,100	$1,509,065

Liabilities:
Accounts payable and accrued expenses	$96,788	$83,983
Derivative financial instruments	63,535	35,592
Asset retirement obligation	3,642	7,703

Total current liabilities	163,965	127,278
Long-term debt and notes	245,000	302,000
Derivative financial instruments	20,302	4,728
Deferred federal income taxes	253,938	251,425
Asset retirement obligation	84,930	84,654
Other deferred liabilities	10,173	3,446

Total Liabilities	778,308	773,531
Commitments and Contingencies (see Note 3)
Stockholders’ Equity:
Common Stock, $.01 par value, 50,000,000 shares authorized and 31,854,155 shares issued and outstanding at March 31, 2004 and 31,437,581 shares issued and outstanding at December 31, 2003, respectively	319	315
Additional paid-in capital	380,392	366,781
Unearned compensation	(746)	(808)
Retained earnings	435,064	395,374
Accumulated other comprehensive income	(54,237)	(26,128)

Total Stockholders’ Equity	760,792	735,534

Total Liabilities and Stockholders’ Equity	$1,539,100	$1,509,065

The accompanying notes are an integral part of these consolidated financial statements.

THE HOUSTON EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Revenues:
Natural gas and oil revenues	$151,634	$128,398
Other	248	605

Total revenues	151,882	129,003
Operating expenses:
Lease operating	12,706	11,646
Severance tax	3,057	4,305
Transportation expense	2,736	2,492
Asset retirement accretion expense	1,288	826
Depreciation, depletion and amortization	60,964	45,654
General and administrative, net	6,088	3,884

Total operating expenses	86,839	68,807
Income from operations	65,043	60,196
Other (income) expense	110	(10,578)
Interest expense, net	2,287	2,266

Income before income taxes	62,646	68,508
Provision for taxes	22,956	24,039

Income before cumulative effect of change in accounting principle	$39,690	$44,469
Cumulative effect of change in accounting principle.	—	(2,772)

Net income	$39,690	$41,697

Earnings per share:
Net income per share — basic
Income before cumulative effect of change in accounting principle	$1.26	$1.44
Cumulative effect of change in accounting principle	—	(0.09)

Net income per share — basic	$1.26	$1.35

Net income per share — fully diluted
Income before cumulative effect of change in accounting principle	$1.25	$1.43
Cumulative effect of change in accounting principle	—	(0.09)

Net income per share — fully diluted	$1.25	$1.34

Weighted average shares outstanding — basic	31,598	30,960
Weighted average shares outstanding — fully diluted	31,714	31,069

The accompanying notes are an integral part of these consolidated financial statements.

THE HOUSTON EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Operating Activities:
Net income	$39,690	$41,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60,964	45,654
Deferred income tax expense	14,814	23,981
Asset retirement accretion expense	1,288	826
Ineffectiveness of derivative instruments	1,000	—
Amortization of premium on derivative instruments	2,730	—
Stock compensation expense	517	35
Cumulative effect of change in accounting principle	—	2,772
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,925)	(63,374)
Increase in inventories	(93)	(184)
Decrease in prepayments and other	612	5,513
Increase in other assets	(2,970)	(8,519)
Increase in accounts payable and accrued expenses	12,805	13,712
Increase in other liabilities	6,727	868

Net cash provided by operating activities	131,159	62,981
Investing Activities:
Investment in property and equipment	(85,222)	(53,646)
Assets retired and abandoned	(2,553)	—
Proceeds from dispositions	13,138	—

Net cash used in investing activities	(74,637)	(53,646)
Financing Activities:
Proceeds from long term borrowings	20,000	18,000
Repayments of long term borrowings	(77,000)	(40,000)
Proceeds from issuance of common stock from exercise of stock options	11,629	220
Proceeds from issuance of common stock	—	79,200
Repurchase of common stock	—	(79,200)

Net cash used in by financing activities	(45,371)	(21,780)

Increase (decrease) in cash and cash equivalents	11,151	(12,445)
Cash and cash equivalents, beginning of period	2,569	18,031

Cash and cash equivalents, end of period	$13,720	$5,586

Supplemental Information:
Cash paid for interest	$876	$5,564

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE HOUSTON EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — Summary of Organization and Significant Accounting Policies

Our Business

We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. Natural gas is our primary focus. Our areas of operations are South Texas, offshore in the shallow waters of the Gulf of Mexico, the Arkoma Basin of Oklahoma and Arkansas and the Appalachian Basin of West Virginia. During 2003, we began operations in the Rocky Mountain Region, with an initial focus in the Uinta Basin of northeastern Utah.

We were founded in December 1985 and began exploring for natural gas and oil on behalf of KeySpan Corporation. KeySpan, a member of the Standard & Poor’s 500 Index, is a diversified energy provider whose principal natural gas distribution and electric generation operations are located in the Northeastern United States. In September 1996 we completed our initial public offering and sold approximately 31% of our shares to the public. As of March 31, 2004, THEC Holdings Corp., an indirect wholly owned subsidiary of KeySpan, owned approximately 55% of the outstanding shares of our common stock or 17.4 million shares. KeySpan has publicly announced that it considers its investment in Houston Exploration a non-core asset and that it continues to review strategic alternatives for its investment in our company including the sale of all or a portion of its investment in our common stock.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Seneca Upshur Petroleum Company, which is in the exploration and production business in West Virginia. All significant inter-company balances and transactions have been eliminated.

Interim Financial Statements

Our balance sheet at March 31, 2004 and the statements of operations and cash flows for the periods indicated herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2003 is derived from the December 31, 2003 audited financial statements, but does not include all disclosures required by GAAP. The financial statements included herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of our management, these financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Business Segment Information

The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments. All of our operations involve the exploration, development and production of natural gas and oil

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and all of our operations are located in the United States. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. We measure financial performance as a single enterprise and not on an area-by-area basis. Consequently, while we compile and analyze basic operational data by area, we do not prepare separate financial statement information by area and are not, therefore, required to report separate business segment information under SFAS 131.

Revenue Recognition

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

Net Income Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share is calculated by applying the treasury stock method to adjust the average number of common shares outstanding for the dilutive effect, if any, of the assumed conversion of potentially convertible securities.

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Income before cumulative effect of change in accounting principle	$39,690	$44,469
Cumulative effect of change in accounting principle	—	(2,772)

Net income	$39,690	$41,697

Denominator:
Weighted average shares outstanding	31,598	30,960
Add dilutive securities: Stock options	116	109

Total weighted average shares outstanding and dilutive securities	31,714	31,069

Earnings per share — basic:
Income before cumulative effect of change in accounting principle	$1.26	$1.44
Cumulative effect of change in accounting principle	—	(0.09)

Net income per share — basic	$1.26	$1.35

Earnings per share — fully diluted:
Income before cumulative effect of change in accounting principle	$1.25	$1.43
Cumulative effect of change in accounting principle	—	(0.09)

Net income per share — fully diluted	$1.25	$1.34

For the three months ended March 31, 2004 and 2003, the calculation of potentially dilutive securities does not include the effect of outstanding stock options to purchase 1,585,960 and 1,903,561 shares, respectively, as the assumed conversion of these shares would have been antidulitive.

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Comprehensive Income

The table below summarizes our Comprehensive Income for the three month and nine month periods ended March 31, 2004 and 2003, respectively.

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income	$39,690	$41,697
Other comprehensive income, net of taxes:
Unrealized gain (loss) on derivative instruments	(28,759)	(11,572)

Comprehensive income	$10,931	$30,125

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

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Classification of Intangible Leasehold Costs

SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Intangible Assets,” became effective on July 1, 2001 and January 1, 2002, respectively. These new standards emphasize a more precise evaluation of assets and their balance sheet classification as either tangible or intangible assets. We understand that the issue is under evaluation as to whether provisions of SFAS 141 and SFAS 142 may call for mineral rights held under lease or other contractual arrangements together with cash costs for the acquisition of natural gas and oil leasehold interests to be classified in the balance sheet as intangible assets. If these types of leasehold costs (both proved and unevaluated) are determined to be intangible assets, they would be classified separately from natural gas and oil properties as intangible assets on our balance sheets. This issue relates only to balance sheet classification and presentation and we do not believe it will not have an effect on cash flows or results of operations. At March 31, 2004, if we applied the interpretation currently under discussion, undeveloped leasehold costs of $125.4 million and developed leasehold costs of $207.1 million, net of accumulated amortization, would be reclassified from tangibles to intangibles, representing costs incurred since June 30, 2001, the effective date of SFAS 141. At December 31, 2003, we had undeveloped leasehold costs of $117.1 million and developed leasehold costs of $221.3 million, net of accumulated amortization, that would be reclassified from tangibles to intangibles. Consistent with current industry practice, we will continue to classify our natural gas and oil leasehold costs as tangible natural gas and oil properties until the Emerging Issues Task Force (“EITF”) issues further guidance.

Although the EITF has not issued formal guidance to oil and gas companies, at the March 2004 meeting, the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, the effective date of that consensus is pending until the resolution of a perceived inconsistency between the characterization of mineral rights as tangible assets in this consensus and the characterization of mineral rights as intangible assets in SFAS 141 and SFAS 142. In order to resolve this inconsistency, FASB plans to prepare a FASB Staff Position (FSP) that will amend SFAS 141 and SFAS 142. The consensus will be effective when the FSP has been finalized.

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

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table describes the various components of our asset retirement liability during each of the three month periods ending March 31, 2004 and 2003, respectively. ARO liability includes amounts classified as both current and long-term.

	Three Months Ended March 31,
	2004	2003
ARO liability at January 1,	$92,357	$57,197
Additions from drilling	1,812	2,377
ARO accretion expense	1,288	826
Assets sold	(2,928)	—
Assets retired and abandoned	(3,957)	—

ARO liability at March 31,	$88,572	$60,400

Derivative Instruments and Hedging Activities

To reduce our exposure to adverse price fluctuations, we plan to hedge between 70 and 80 percent of our estimated future production volume for 2004 and 2005. Our hedging policy does not permit us to hold derivative instruments for trading purposes. In our hedging program, we utilize a variety of derivative instruments, including swaps, collars and options. We generally place contracts with major financial institutions and other credit worthy counterparties. Although our hedging program protects a portion of our cash flows from downward price movements, certain hedging strategies, specifically the use of swaps and collars, may also limit our ability to realize the full benefit of future price increases. In addition, because our derivative instruments are typically indexed to New York Mercantile Exchange (“NYMEX”) prices as opposed to the index price where the gas is actually sold, our hedging strategy may not protect our cash flows if the price differential increases between the NYMEX price and index price for the point of sale.

Our derivative instruments are designated cash flow hedges and qualify for hedge accounting under SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, we carry the fair market value of our derivative instruments on the balance sheet as either an asset or liability and defer unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the income statement as a component of natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to the income statement. For the first three months of 2004, our net income includes an unrealized loss of $1.0 million ($0.7 million net of tax) representing the ineffective portion of our derivative instruments that were not eligible for deferral. The ineffectiveness was a result of changes at the end of current period in the price differentials between the index price of the derivative contract, which uses a NYMEX index, and index price for the point of sale for the cash flow that is being hedged, the majority of which is the Houston Ship Channel index.

Based on market prices at March 31, 2004, we recorded an unrealized loss in other comprehensive income of $83.8 million ($54.2 million net of tax). Any loss will be realized in future earnings at the time of the related sales of natural gas production applicable to specific hedges. If prices in effect at March 31, 2004 were to hold, a loss of $63.5 million ($41.3 million net of tax) would be realized over the next 12-month period. However, these amounts could vary materially as a result of changes in market conditions.

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

For the three months ended March 31, 2004 and 2003, we recognized gross compensation expense of $455,000 and $14,000, respectively, for stock options granted during these periods.

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Prior to our January 1, 2003 adoption of SFAS 123, we accounted for the incentive stock plans using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 and accordingly, we did not recognize compensation expense for stock options granted. Had stock options been accounted for using the fair value method as recommended in SFAS 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the three month periods ended March 31, 2004 and 2003. Amounts are in thousands except per share data.

	Three Months Ended
	March 31,
	2004	2003
Net income — as reported	$39,690	$41,697
Add: Stock-based compensation expense included in net income, net of tax	230	23
Less: Stock-based compensation expense using fair value method, net of tax	(1,267)	(1,086)

Net income — pro forma	$38,653	$40,634

Net income per share — as reported	$1.26	$1.35
Net income per share — fully diluted — as reported	1.25	1.34
Net income per share — pro forma	$1.22	$1.31
Net income per share — fully diluted — pro forma	1.21	1.31

NOTE 2 — Long-Term Debt and Notes

	March 31, 2004	December 31, 2003
	(in thousands)
Senior Debt:
Revolving bank credit facility, due April 1, 2008	$70,000	$127,000
Subordinated Debt:
7% senior subordinated notes, due June 15, 2013	175,000	175,000

Total long-term debt and notes	$245,000	$302,000

The carrying amount of borrowings outstanding under the revolving bank credit facility approximates fair value as the interest rates are tied to current market rates. At March 31, 2004, the quoted market value of our $175 million of 7% senior subordinated notes was 97.7% of the $175 million carrying value or $170.9 million.

Revolving Bank Credit Facility

We maintain a revolving bank credit facility with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas and Comerica Bank as co-documentation agents. The credit facility was amended on April 1, 2004 and, as amended, provides us with a commitment of $400 million which may be increased at our request and with prior approval from Wachovia to a maximum of $450 million by adding one or more lenders or by allowing one or more lenders to increase their commitments. The credit facility is subject to borrowing base limitations. Pursuant to the April 1, 2004 amendment, our borrowing base was increased from $300 million to $375 million. The $375 million borrowing base is expected to remain in effect until the next scheduled redetermination on October 1, 2004. Up to $40 million of the borrowing base is now available for the issuance of letters of credit, which was increased from $25 million pursuant to the April 1, 2004 amendment. Outstanding borrowings continue to be unsecured and with the exception of trade payables, the facility ranks senior in right of payment to our $175 million 7% subordinated notes. The amended facility matures on April 1, 2008. At March 31, 2003, we had $70 million in outstanding borrowings under the credit facility and $0.4 million in outstanding letter of credit obligations.

Interest rates, margins and terms of payment remained unchanged from prior periods pursuant to the April 1, 2004 amendment. Interest is payable on borrowings under our revolving bank credit facility, as follows:

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Our revolving bank credit facility contains customary negative covenants that place restrictions and limits on, among other things, the incurrence of debt, guaranties, liens, leases and certain investments. The credit facility also restricts and limits our ability to pay cash dividends, to purchase or redeem our stock and to sell or encumber our assets. Financial covenants require us to, among other things:

•	maintain a ratio of earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) to cash interest payments of at least 3.00 to 1.00;

•	maintain a ratio of total debt to EBITDA of not more than 3.50 to 1.00; and

•	not hedge more than 85% of our natural gas production during any 12-month period, which was increased, pursuant to the April 1, 2004 amendment, from 80% during 2003 and 2004, and not more than 70% during any 12-month period after 2004.

At March 31, 2004 and December 31, 2003, we were in compliance with all covenants.

Senior Subordinated Notes

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

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NOTE 3 — Commitments and Contingencies

Legal Proceedings

We are involved from time to time in various claims and lawsuits incidental to our business. In the opinion of management, the ultimate liability, if any, will not have a material adverse effect on our financial position or results of operations.

NOTE 4 — Related Party Transactions

KeySpan’s Investment in Our Company

KeySpan has publicly announced that it considers its investment in Houston Exploration a non-core asset and that it continues to review strategic alternatives for its investment in our company including the sale of all or a portion of its investment in our common stock. At March 31, 2004, KeySpan held approximately 55% of the common shares outstanding or 17.4 million shares.

KeySpan Joint Venture

In January 1999, we entered into a joint exploration agreement with KeySpan Exploration & Production, LLC, a subsidiary of KeySpan, to explore for natural gas and oil over an initial two-year term expiring December 31, 2000. Under the terms of the joint venture, we contributed all of our then undeveloped offshore acreage to the joint venture and we agreed that KeySpan would receive 45% of our working interest in all prospects drilled under the program. KeySpan paid 100% of actual intangible drilling costs for the joint venture up to a specified maximum. Further, KeySpan paid 51.75% of all additional intangible drilling costs incurred and we paid 48.25%. Revenues are shared 55% to Houston Exploration and 45% to KeySpan.

In December 2000, KeySpan and Houston Exploration agreed to end the primary or exploratory term of the joint venture. As a result, KeySpan has not participated in any of our offshore exploration prospects unless the project involved the development or further exploitation of discoveries made during the initial term of the joint venture.

In October 2002, we purchased from KeySpan a portion of the assets developed under the joint exploration agreement. The acquisition consisted of interests averaging between 11.25% and 45% in 17 wells covering eight of the twelve blocks that were developed under the joint exploration agreement from 1999 through 2002. KeySpan retained a 45% interest in four blocks: South Timbalier 314 and 317 and Mustang Island 725 and 726 as these blocks were in various stages of development at the time of the acquisition. Both Houston Exploration and KeySpan farmed — out their interest in Mustang Island 725/726 during 2003, leaving South Timbalier 314 and 317 as the only field in the joint venture.

During the first three months of 2004 KeySpan did not incur any capital expenditures relating to its working interests in properties developed under the joint venture. During the first three months of 2003 KeySpan spent approximately $3.0 million in capital costs for remaining assets.

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 — Acquisitions and Dispositions

Sale of Onshore South Louisiana Properties

On February 4, 2004, we completed the sale of our onshore South Louisiana producing properties. The sale was effective November 1, 2003 and the properties represented 12.3 Bcfe proved reserves as of December 31, 2003, and included interests in 33 gross (9.5 net) producing wells and covered approximately 6,300 gross (2,300 net) acres. The sale price of $15 million was reduced by $1.9 million for various customary closing items, including revenues received by and expenditures made by us related to the properties sold for the period between the effective date of the transaction and the closing date. The net proceeds from the sale of $13.1 million were used to repay borrowings under our revolving bank credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-K.

Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Quarterly Report and “Risk Factors Affecting Our Business” found on page 13 of our Annual Report on Form 10-K for additional discussion of some of these factors and risks.

Overview of Our Business

We are an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. Natural gas is our primary focus. Our areas of operations are South Texas, offshore in the shallow waters of the Gulf of Mexico, the Arkoma Basin of Oklahoma and Arkansas, the Appalachian Basin of West Virginia. During 2003, we began operations in the Rocky Mountain Region, with an initial focus in the Uinta Basin of northeastern Utah. We operate in one segment as each of our operating areas has similar economic characteristics and each meets the criteria for aggregation as defined in SFAS 131.

At December 31, 2003, our net proved reserves were 755 billion cubic feet equivalent or Bcfe, with a present value, discounted at 10% per annum, of cash flows before income taxes of $2.0 billion. Our reserves are fully engineered on an annual basis by independent petroleum engineers. Approximately 94% of our net proved reserves at December 31, 2003 were natural gas, approximately 68% of which were classified as proved developed. We operate approximately 85% of our producing wells.

At March 31, 2004, KeySpan held approximately 55% of our common stock. KeySpan has indicated a desire to divest of its investment in our company. KeySpan has publicly announced it does not consider its investment in Houston Exploration a part of its core asset group and that it may sell or dispose of all or a portion of its non-core assets, including its investment in our company.

Source of Our Revenues

We derive our revenues from the sale of natural gas and oil that is produced from our natural gas and oil properties. Revenues are a function of the volume produced and the prevailing market price at the time of sale. The price of natural gas is the primary factor affecting our revenues. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a significant portion of our natural gas production. The use of certain types of derivative instruments may prevent us from realizing the full benefit of upward price movements.

Principal Components of Our Cost Structure:

•	Lifting Costs. The day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. These costs include: lease operating expense, severance tax and transportation expense.

•	Depreciation, Depletion and Amortization (“DD&A”). The systematic expensing of the capital costs incurred to acquire, explore and develop natural gas and oil. As a full cost company, we capitalize all direct costs associated with our acquisition, exploration and development efforts, including interest and certain general and administrative costs, and apportion these costs to each unit of production sold through DD&A expense. Generally, if reserve quantities are revised up or down, the DD&A rate per unit of production will change inversely. When the depreciable base increases or decreases, the DD&A rate will move in the same direction.

•	Asset Retirement Accretion Expense (“ARO”). The systematic, monthly accretion of the future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities.

•	General and Administrative (“G&A”). Overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance are included in our general and administrative expense (“G&A”). We capitalize G&A directly related to our acquisition, exploration and development activities.

•	Interest. We typically finance acquisitions with borrowings under our revolving bank credit facility, and longer term, with public traded debt instruments. As a result, we incur substantial interest expense that correlates to both fluctuations in interest rates and our acquisition activity. Acquisitions are a critical element of our growth strategy. We expect to continue to incur significant interest expense as we continue to grow. We capitalize interest directly related to our unevaluated properties and certain properties under development, which are not being amortized.

•	Income Taxes. We are generally subject to a 35% federal income tax rate. For income tax purposes, we are allowed deductions for accelerated depreciation, depletion and intangible drilling costs that reduce our current tax liability. Prior to 2003, all of our taxes, both federal and state, were deferred; however, during 2003, we utilized all of our net operating loss carryforwards and as a result, we recognized current income tax expense and will continue to recognize current tax expense as long as we are generating taxable income.

Critical Accounting Estimates

Proved Reserves. Our most significant financial estimates are based on estimates of proved natural gas and oil reserves. Estimates of proved reserves are key components of our unevaluated properties, our rate for recording depreciation, depletion and amortization, and our full cost ceiling limitation. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond our control. The estimation process relies on assumptions and interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data. Our reserves are fully engineered on an annual basis by independent petroleum engineers.

Asset Retirement Obligation. Asset retirement obligations represent the estimated future abandonment costs of tangible long-lived assets such as platforms, wells, service assets, pipelines, and other facilities. We estimate the fair value of an asset’s retirement obligation in the period in which the liability is incurred, if a reasonable estimate can be made. We employ a present value technique to estimate the fair value of an asset retirement obligation, which reflects certain assumptions, including an inflation rate, our credit adjusted risk free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability which we compute from third party quotes. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.

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

Recent Accounting Developments

SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Intangible Assets,” became effective on July 1, 2001 and January 1, 2002, respectively. These new standards emphasize a more precise evaluation of assets and their balance sheet classification as either tangible or intangible assets. We understand that the issue is under evaluation as to whether provisions of SFAS 141 and SFAS 142 may call for mineral rights held under lease or other contractual arrangements together with cash costs for the acquisition of natural gas and oil leasehold interests to be classified in the balance sheet as intangible assets. If these types of leasehold costs (both proved and unevaluated) are determined to be intangible assets, they would be classified separately from natural gas and oil properties as intangible assets on our balance sheets. This issue relates only to balance sheet classification and presentation and we do not believe it will have an effect on cash flows or results of operations. At March 31, 2004, if we applied the interpretation currently under discussion, undeveloped leasehold costs of $125.4 million and developed leasehold costs of $207.1 million, net of accumulated amortization, would be reclassified from tangibles to intangibles, representing costs incurred since June 30, 2001, the effective date of SFAS 141. At December 31, 2003, we had undeveloped leasehold costs of $117.1 million and developed leasehold costs of $221.3 million, net of accumulated amortization, that would be reclassified from tangibles to intangibles. Consistent with current industry practice, we will continue to classify our natural gas and oil leasehold costs as tangible natural gas and oil properties until the Emerging Issues Task Force issues further guidance.

Although the EITF has not issued formal guidance to oil and gas companies, at the March 2004 meeting, the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, the effective date of that consensus is pending until the resolution of a perceived inconsistency between the characterization of mineral rights as tangible assets in this consensus and the characterization of mineral rights as intangible assets in SFAS 141 and

SFAS 142. In order to resolve this inconsistency, FASB plans to prepare a FASB Staff Position (FSP) that will amend SFAS 141 and SFAS 142. The consensus will be effective when the FSP has been finalized.

Overview of First Quarter 2004 Results

Production growth from Gulf of Mexico properties acquired during the fourth quarter of 2003 together with newly developed production and strong energy commodity prices were the primary factors behind results for operations, earnings and cash flows during the first quarter of 2004. The increase in our cash flows allowed for increased capital spending for drilling and the repayment of debt. During the first quarter of 2004:

•	We generated $39.7 million in net income, a decrease of 5% from the first quarter of 2003; however, first quarter 2003 net income of $41.7 million includes other income of $10.6 million ($6.9 million after tax) relating to recoupment of prior years’ severance tax expense pursuant to the receipt of high-cost/tight sand designation for a portion of our South Texas production and a $2.8 million non-cash after-tax charge for the cumulative effect of adopting SFAS 143, “Accounting for Asset Retirement Obligations;”

•	We produced a total of 30 Bcfe and increased our average daily production rate by 15% year-over-year to a record 332 MMcfe, and by 6% sequentially from of average of 312 MMcfe per day during the fourth quarter of 2003;

•	We drilled 50 wells, approximately doubling the number drilled during the first quarter of 2003, with 46 onshore and 4 offshore, of which 43 were successful, including 5 wells in the Uinta Basin, our new focus area;

•	We successfully integrated our fourth quarter 2003 Gulf of Mexico and West Virginia producing property acquisitions;

•	We completed the divestiture of our South Louisiana properties, selling 12.3 Bcfe of net proved reserves for a net $13.1 million in February 2004;

•	We generated $131.2 million in net cash flows from operating activities, invested a net $85.2 million in natural gas and oil properties and paid down a net $57 million in borrowings under our revolving bank credit facility; and

•	We completed the renegotiation of our revolving bank credit facility, increasing the maximum capacity from $350 million to $450 million, increasing our borrowing base from $300 million to $375 million, and extending the maturity from July 2005 to April 2008. These new terms were effective April 1, 2004.

	For the Three Months Ended March 31,
Recent Financial and Operating Results	2004	2003	Variance	% change
Summary operating information (in thousands):
Operating revenues	$151,882	$129,003	$22,879	18%
Operating expenses	86,839	68,807	18,032	26%
Income from operations	65,043	60,196	4,847	8%
Net income	$39,690	$41,697	$(2,007)	-5%
Production:
Natural gas (MMcf)	28,132	24,385	3,747	15%
Oil (MBbls)	348	257	91	35%
Total (MMcfe) (2)	30,220	25,927	4,293	17%
Average daily production (MMcfe/day)	332	288	44	15%
Average Sales Prices:
Natural Gas (per Mcf) realized (1)	$4.99	$4.93	$0.06	1%
Natural Gas (per Mcf) unhedged	5.43	6.36	(0.93)	-15%
Oil (per Bbl) realized (1)	32.50	31.57	0.93	3%
Oil (per Bbl) unhedged	32.50	33.42	(0.92)	-3%

(1)	Average realized prices include the effect of hedges.

(2)	Mcfe is defined one million cubic feet equivalent of natural gas, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Operating Income

A 15% increase in average daily production and the narrowing of our losses from hedging activities were the primary factors contributing to our 8% increase in operating income for the first quarter of 2004. The 18% increase in revenues during the current quarter was offset in part by a 26% increase in operating expenses due primarily to the continued expansion of our operations combined with an increase in costs to maintain our existing production base together with higher depreciation, depletion and amortization rates.

Production Volume

The 15% increase in average daily production for the current quarter is a result of production added from our acquisition of Gulf of Mexico properties during the fourth quarter of 2003 combined with newly developed production brought online since the end of the first quarter of 2003.

Onshore, our daily production rates increased 7% from an average of 173 MMcfe per day during the first quarter of 2003 to 185 MMcfe per day during the first quarter of 2004. The increase in onshore production is attributable to newly developed production in Arkoma as we continue the accelerated development drilling program initiated in 2003. During 2003, we more than doubled the number of wells drilled in Arkoma by successfully drilling 46 wells and during the first quarter of 2004, we drilled and completed 13 successful wells. The impact of the newly developed production was seen in the fourth quarter of 2003 as our average daily rate in Arkoma increased from 21 MMcfe per day at the beginning of 2003 to 25 MMcfe per day during the fourth quarter and has continued to increase to an average of 33 MMcfe per day during the first quarter of 2004. In South Texas, production has remained flat at 141 MMcfe per day compared to 142 MMcfe per day during the first quarter of 2003. The increase in production of approximately 5 MMcfe/day from the additional West Virginia properties acquired during the fourth quarter of 2003 was offset by the production lost pursuant to the divesture of our South Louisiana properties in February 2004. We expect onshore production to remain at current levels during the second quarter of 2004.

Offshore, our production increased 28% from an average of 115 MMcfe per day during the first quarter of 2003 to an average of 147 MMcfe per day during the first quarter of 2004. The increase is due primarily to the addition of approximately 30 MMcfe per day from the properties acquired mid-October 2003 from Transworld Exploration and

Production Inc. In addition to the production acquired, we have added approximately 10 MMcfe per day from development wells drilled at High Island A283, one of the fields acquired. Since the end of the first quarter of 2003, we have added approximately 28 MMcfe per day from new fields and wells at: High Island 47, High Island 115, Galveston 389/424, Eugene Island 159 and East Cameron 280. Offsetting production increases were declines from existing and maturing fields totaling 36 MMcfe per day. For the second quarter of 2004, we expect offshore production to remain at current levels.

Commodity Prices and Effects of Hedging

Due to the effects of our hedges, our average realized price for natural gas for the first quarter of 2004 was relatively unchanged at $4.99 compared to the $4.93 realized during the first quarter of 2003. However, our average unhedged or wellhead price for natural gas decreased 15% from $6.36 per Mcf during the first quarter of 2003 to $5.43 per Mcf during the first quarter 2004.

Our realized average natural gas price for first quarter 2004 of $4.99 per Mcf was 92% or $0.44 per Mcf lower than our average unhedged natural gas price or wellhead price of $5.43 for the period. Included in natural gas revenues is a loss of $12.5 million from natural gas hedging activities, which includes an unrealized loss of $1.0 million representing the ineffective portion of our derivative instruments that are not eligible for deferral under SFAS 133. For the corresponding three-month period of 2003, our average realized price of $4.93 per Mcf was 78% or $1.43 lower than the average unhedged natural gas price of $6.36 for the period. This resulted in a hedge loss from natural gas derivatives and reduction to natural gas revenues for first quarter 2003 of $34.7 million. In addition, during the first quarter of 2003, we incurred a loss for oil swaps of $0.5 million.

Natural Gas and Oil Revenues

The 18% increase in operating revenues was due to the narrowing of our loss from hedging activities from $35.2 million in the first quarter of 2003 to $12.5 million in the first quarter of 2004 as the increase in revenues resulting from the 17% increase in production volume during the current quarter was offset by the decrease in revenues resulting from realized commodity prices remaining relatively unchanged quarter over quarter.

Operating Expenses

Our overall operating expenses have increased as we continue to expand our business and operations. Lease operating expenses have increased as we continue to add new wells and production facilities while maintaining production from existing, maturing properties. Our depreciation, depletion and amortization expense continues to increase as our production increases and as we experience higher finding costs as well as higher future development costs. Finally, general and administrative expense continues to increase as we expand our workforce to keep pace with our expanding operations.

	Three Months Ended March 31,
Operating Expenses per Mcfe:	2004	2003	Variance	% change
Lease operating expense	$0.42	$0.45	$(0.03)	-7%
Severance tax	0.10	0.17	(0.07)	-41%
Transportation expense	0.09	0.10	(0.01)	-10%
Asset retirement accretion expense	0.04	0.03	0.01	33%
Depreciation, depletion and amortization	2.02	1.76	0.26	15%
General and administrative, net	0.20	0.15	0.05	33%

Total operating expenses per unit of production	$2.87	$2.66	$0.21	8%

Lease Operating Expense. Lease operating expense during the first quarter 2003 includes non-recurring expenses associated with workovers of $1.5 million. Taking into account these non-recurring expenses, first quarter 2003 lease operating expense would have been approximately $0.39 compared to $0.42 for first quarter of 2004. The increase of 8% is due primarily to the acquisition of the offshore properties in mid-October 2003 from Transworld offset in part by a 17% increase in production during the first quarter of 2004. The majority of the Transworld fields were originally developed by major oil and gas producers and due to their age and complexity, we expected that our lease operating expenses would be higher than previous levels. For the second quarter of 2004, we expect lease operating expense to average approximately $0.52 per Mcfe as we are anticipating increases in expenses for workovers scheduled during the second quarter of 2004.

Severance Tax. Severance tax is a function of volume and revenues generated from onshore production. The decrease in severance tax expense and severance tax per Mcfe for the first quarter of 2004 is due primarily to the effects of the reduction in expense from the “high-cost/tight-sand” designation received for a portion of our South Texas production combined with a 15% decrease in average wellhead prices for natural gas during first quarter of 2004 and an increase in onshore production volumes. We expect severance tax to average approximately $0.12 per Mcfe during the second quarter of 2004.

Depreciation, Depletion and Amortization. The increase in our depreciation, depletion and amortization expense for the current quarter was primarily a result of a higher depletion rate combined with a 17% increase in production volumes. The increase in our depletion rate is primarily a result of adding more costs to our depreciation base with fewer reserve additions. For the second quarter of 2004, we expect depreciation, depletion and amortization expense to average approximately $2.03 per Mcfe.

Asset Retirement Accretion Expense. The increase in ARO accretion during the first quarter of 2004 is primarily a result of additions to our ARO liability during the fourth quarter of 2003 of approximately $29.2 million from the acquisition of the Gulf of Mexico properties in October and the West Virginia properties in December offset in part by reductions during the first quarter of 2004 of $3.9 million for offshore properties abandoned and $2.9 million for the South Louisiana properties sold in February.

General and Administrative Expenses, Net of Overhead Reimbursements and Capitalized General and Administrative Expenses

	Three Months Ended March 31,
General and Administrative per Mcfe:	2004	2003	Variance	% change
Gross general and administrative expense	$0.36	$0.31	$0.05	16%
Operating overhead reimbursements	(0.02)	(0.02)	—	—
Capitalized general and administrative expense	(0.14)	(0.14)	—	—

General and administrative expense, net	$0.20	$0.15	$0.05	33%

The increase in aggregate general and administrative expense is primarily due to the expansion of our workforce and our office space. We have experienced an increase in salaries and related employee benefit expenses that include increases in our incentive compensation expense together with expense for stock compensation as we adopted the fair value expense provisions for stock options under SFAS 123, as amended, in January 2003. Our rent expense increased as we expanded our leased office space in downtown Houston to accommodate our growing workforce and opened an office in Denver to coordinate our expansion into the Rocky Mountain region. We expect that as our company continues to grow and expand, our general and administrative expenses will increase. For the second quarter of 2004, we estimate that net general and administrative expenses will average approximately $0.19 per Mcfe.

Other Income and Expense, Interest and Taxes

Other Income and Expense. During the first quarter of 2003, Other Income and Expense is comprised of income of $10.6 million ($6.9 million net of tax) related to the recoupment of prior years’ severance tax expense. In July 2002, we applied for and received from the Railroad Commission of Texas a “high-cost/tight-gas formation” designation for a portion of our South Texas production. For qualifying wells, production is either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. The recognition of other income as a result of the recoupment of prior years’ expense were 2003 and fourth quarter 2002 events and for 2004, we do not expect to recognize recoupment of prior years’ severance tax in excess of $1.0 million. We expect however to see the benefits of the “high-cost/tight-gas” designation in the form of reduced severance tax expense for a portion of our South Texas production during 2004 and in future periods.

Interest Expense, Net of Capitalized Interest.

	Three Months Ended March 31,
Interest Expense and Average Borrowings	2004	2003	Variance	% change
Gross interest	$4,228	$3,637	$591	16%
Capitalized interest	(1,941)	(1,371)	(570)	42%

Interest expense, net of amounts capitalized	$2,287	$2,266	$21	1%

Average borrowings	$281,400	$250,100	$31,300	13%
Average interest rate	5.53%	5.44%	0.09%	2%

During the first quarter of 2004, gross interest increased as our average borrowings increased and our average interest rate increased. In June 2003, we replaced our fixed debt of $100 million at 8-5/8% with new fixed debt of $175 million at 7% and used excess proceeds from the newly issued debt to repay outstanding borrowings under our revolving bank credit facility which bears interest at lower rates that averaged 3.30% during both the first quarter of 2004 and 2003. Capitalized interest is a function of unevaluated properties and the increase corresponds to the increase in our average unevaluated property balance during the first quarter of 2004. The increase in unevaluated property is a result of the October 2003 acquisition of Gulf of Mexico producing properties from Transworld.

Income Tax Provision. The 5% decrease in income taxes for the first quarter of 2004 corresponds to the decrease in income before taxes caused by the $10.6 million of other income recognized in the first quarter of 2003 for the recoupment of prior periods’ severance tax expense. Our current provision increased to $8.1 million as we depleted our net operating loss carryforwards during 2003 and moved to a tax paying status, whereas during the first quarter of 2003, all federal income taxes were deferred.

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

Our capital expenditure budget for 2004 has been set at an initial level of $315 million. To maintain flexibility of our capital program, we do not enter into material long-term obligations with any of our drilling contractors or services providers. We do not include property acquisition costs in our capital budget because the size and timing of capital requirements for acquisitions are inherently unpredictable. As the remainder of the year progresses, we will continue to evaluate our capital spending. Actual levels may vary due to a variety of factors, including drilling results, natural gas prices, economic conditions and future acquisitions.

During the first quarter of 2004, we invested $84.6 million in natural gas and oil properties and $0.6 million for other property and equipment. Capital expended for non-natural gas and oil properties includes the improvements to our Houston office space, upgrades to our information technology systems and equipment and purchases of vehicles. During the first quarter of 2004, we spent 28% offshore and 65% onshore with the balance of 7% on capitalized interest and general and administrative costs. We completed the drilling of 50 gross wells (42.3 net) of which 86% or 43 (36.7 net) were successful and 7 (5.6 net) were unsuccessful, with an additional 10 wells (5.3 net) in progress at the end of the quarter. The table below details the components of our natural gas and oil expenditures during each of three month periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Natural gas and oil capital expenditures
Producing property acquisitions	$2,700	$—
Leasehold and lease acquisition costs(1)	13,634	7,970
Development	57,536	33,617
Exploration	10,768	11,784

Total natural gas and oil capital expenditures	$84,638	$53,371

(1)	For the first three months of 2004 and 2003 leasehold costs include capitalized interest and general and administrative expenses of $6.1 million and $5.1 million, respectively.

Future Commitments

In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. We do not have off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party. The table below provides estimates of the timing of future payments that we were obligated to make based on agreements in place at March 31, 2004. In addition to the contractual obligations listed on the table below, our balance sheet at March 31, 2004, reflects accrued interest payable on our revolving bank credit facility of approximately $20,000, which is payable over the next 90-day period. We expect to make annual interest payments of $12.5 million per year on our $175 million of 7% senior subordinated notes due June 2013. We anticipate making income tax payments of approximately $30 million to $40 million in 2004.

	At March 31, 2004
	Payments Due by Period
	Total	1 year or less	2 - 3 years	4 - 5 years	after 5 years
			(in thousands)
Contractual Obligations:
Revolving bank credit facility, due April 2008	$70,000	$—	$—	$70,000	$—
7% senior subordinated notes, due June 2013	175,000	—	—	—	175,000
Operating leases	8,050	1,128	4,422	2,500	—

	253,050	1,128	4,422	72,500	175,000
Other Long-Term Obligations:
Asset retirement obligations	88,572	3,642	7,760	3,953	73,217

Total contractual obligations and commitments	$341,622	$4,770	$12,182	$76,453	$248,217

Capital Resources

We intend to fund our capital expenditure program and contractual commitments through cash flows from our operations and borrowings under our revolving bank credit facility. To the extent we make a significant acquisition, we may also access public markets for debt. Our primary sources of cash during the first three months of 2004 were from funds generated from operations. Cash was used to fund exploration and development expenditures and to reduce debt under our revolving bank credit facility. We made aggregate cash payments of $0.9 million interest and no cash payments for taxes. The table below summarizes the sources of cash during each of the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003	variance	% change
		(in thousands)
Net income	$39,690	$41,697	$(2,007)	-5%
Non-cash charges	81,313	73,268	8,045	11%

Cash from operations before changes in operating assets and liabilities	121,003	114,965	6,038	5%
Decrease (increase) in operating assets and liabilities	10,156	(51,984)	62,140	-120%

Net cash provided by operating activities	131,159	62,981	68,178	108%
Net cash used for investments in property and equipment	74,637	53,646	20,991	39%
Net cash used in financing activities	45,371	21,780	23,591	108%

Net increase (decrease) in cash	$11,151	$(12,445)	$23,596	-190%

At March 31, 2004, we had a working capital deficit of $18.3 million, long-term debt of $245 million and $229.6 million of borrowing capacity available under our revolving bank credit facility. The working capital deficit was due to a current liability of $63.5 million representing the fair value of our derivative instruments. The fair value of our derivative instruments will fluctuate with commodity prices, and as commodity prices increase, our liquidity exposure tends to increase as a result of open derivative instruments. Consequently, we are more likely to have the largest unfavorable mark-to-market position in a high commodity price environment. Our working capital balance fluctuates as a result of the timing and amount of cash receipts and disbursements for operating activities and borrowings or repayments under our revolving bank credit facility. As a result, we often have a working capital deficit or a relatively small amount of positive working capital.

The increase in net cash provided by operating activities during the first quarter of 2004 was attributable to the increase in operating income primarily as a result of the 15% increase in average daily production combined with changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are caused by the timing of cash receipts and disbursements. The net increase in operating assets and liabilities and resulting decrease to cash flows during the first quarter of 2003 was due primarily to the increase in receivables during the prior period caused by higher commodity prices.

Access to Capital Markets. In March 2004, we filed a shelf registration statement with the SEC for an initial aggregate public offering price of up to $600 million covering the sale, from time to time, of our common stock, preferred stock, depositary shares and debt securities, or a combination of any of these securities. In addition, the shelf filed in March 2004 registered the 17.4 million shares of our common stock held by KeySpan.

We believe that operating cash flow and our credit facility will be adequate to meet our capital and operating requirements for the remaining portion of 2004. We continuously monitor our working capital and debt position as well as coordinate our capital expenditure program with expected cash flows and projected debt repayment schedules. Although we have no specific budget for property acquisitions, should attractive opportunities arise, we believe we could finance the additional capital expenditures with cash on hand, operating cash flow, additional borrowing under our revolving bank credit facility, issuances of additional equity or debt securities or development with industry partners.

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

Our hedges are cash flow hedges and qualify for hedge accounting under SFAS 133 and, accordingly, we carry the fair market value of our derivative instruments on the balance sheet as either an asset or liability and defer unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the income statement as a component of natural gas and oil revenues in the period the hedged production occurs. If any ineffectiveness occurs, amounts are recorded directly to natural gas and oil revenues. During the first three months of 2004, we recognized $1.0 million of ineffectiveness. The ineffectiveness was a result of changes at the end of the current period in the price differentials between the index price of the derivative contract, which uses a NYMEX index, and the index price for the point of sale for the cash flow that is being hedged, the majority of which is the Houston Ship Channel index.

Change in Fair Value of Derivative Instruments

The following table summarizes the change in the fair value of our derivative instruments for each of the three -month periods from January 1 to March 31, 2004 and 2003 and provides the fair value at the end of each period.

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
	Before Tax	After Tax	Before Tax	After Tax
Change in Fair Value of Derivatives Instruments
Fair value of contracts at January 1	$(36,862)	$(26,128)	$(38,772)	$(25,202)
(Gain) loss on contracts settled and realized	12,549	8,157	35,167	22,859
Fair value of new contracts when entered into during period	—	—	—	—
(Decrease) in fair value of all open contracts	(59,524)	(36,266)	(52,971)	(34,431)

Fair value of contracts outstanding at March 31	$(83,837)	$(54,237)	$(56,576)	$(36,774)

Derivatives in Place as of the Date of Our Report

The following table summarizes, on a monthly basis, our natural gas hedges in place for 2004 and 2005. Subsequent to March 31, 2004, we have not entered into any new hedge contracts. For each month of 2004, we have hedged approximately 70% of our estimated production or a total of 240,000 million British thermal units per day or MMBtu/day. For the remaining nine months of 2004, our floor price will average $4.264/MMBtu on 240,000 MMBtu/day and our ceiling price will average $5.845/MMBtu on 240,000 MMBtu/day. For each calendar month of 2005, we have 200,000 MMBtu/day hedged with an effective floor price of $4.567 and an effective ceiling price of $5.456. All amounts in the table below are in thousands, except for prices.

Natural Gas Hedges	Fixed Price Swaps		Collars
		NYMEX		NYMEX
	Volume	Contract	Volume	Contract Price
Period	(MMBtu)	Price	(MMBtu)	Floor	Ceiling
April 2004	1,200	$4.960	6,000	$4.125	$6.023
May 2004	1,240	4.960	6,200	4.125	6.023
June 2004	1,200	4.960	6,000	4.125	6.023
July 2004	1,240	4.960	6,200	4.125	6.023
August 2004	1,240	4.960	6,200	4.125	6.023
September 2004	1,200	4.960	6,000	4.125	6.023
October 2004	1,240	4.960	6,200	4.125	6.023
November 2004	1,200	4.960	6,000	4.125	6.023
December 2004	1,240	4.960	6,200	4.125	6.023
January 2005	1,550	4.766	4,650	4.500	5.685
February 2005	1,450	4.766	4,200	4.500	5.685
March 2005	1,550	4.766	4,650	4.500	5.685
April 2005	1,500	4.766	4,500	4.500	5.685
May 2005	1,550	4.766	4,650	4.500	5.685
June 2005	1,500	4.766	4,500	4.500	5.685
July 2005	1,550	4.766	4,650	4.500	5.685
August 2005	1,550	4.766	4,650	4.500	5.685
September 2005	1,500	4.766	4,500	4.500	5.685
October 2005	1,550	4.766	4,650	4.500	5.685
November 2005	1,500	4.766	4,500	4.500	5.685
December 2005	1,550	4.766	4,650	4.500	5.685

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is communicated, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures are functioning effectively as designed. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter prior to the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibits		Description
10.1	—	Amended and Restated Credit Agreement dated April 1, 2004 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Fleet National Bank as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents.

12.1	—	Statement of computation of ratio of earnings to fixed charges.

31.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Current Report on Form 8-K filed on February 5, 2004 to furnish under Item 12 - Results of Operations and Financial Conditions our earnings release for the three month and twelve month periods ending December 31, 2003.

Current Report on Form 8-K filed on April 30, 2004 to furnish under Item 12 - Results of Operations and Financial Conditions our earnings release for the quarterly period ending March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE HOUSTON EXPLORATION COMPANY

	By:	/s/ William G. Hargett

Date: May 6, 2004		William G. Hargett
President and Chief Executive Officer

	By:	/s/ John H. Karnes

Date: May 6, 2004		John H. Karnes
Senior Vice President and Chief Financial Officer

	By:	/s/ James F. Westmoreland

Date: May 6, 2004		James F. Westmoreland
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibits		Description
10.1	—	Amended and Restated Credit Agreement dated April 1, 2004 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Fleet National Bank as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents.

12.1	—	Statement of computation of ratio of earnings to fixed charges.

31.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Current Report on Form 8-K filed on February 5, 2004 to furnish under Item 12 - Results of Operations and Financial Conditions our earnings release for the three month and twelve month periods ending December 31, 2003.

Current Report on Form 8-K filed on April 30, 2004 to furnish under Item 12 - Results of Operations and Financial Conditions our earnings release for the quarterly period ending March 31, 2004.