Form 10-Q/A
period 2004-06-30
HOUSTON EXPLORATION CO
filed 2004-11-24
CIK 1015293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes☑ No☐

As of August 6, 2004, 28,059,784 shares of Common Stock, par value $.01 per share, were outstanding.

Explanatory Note

This Form 10-Q/A is being filed to restate our Consolidated Statement of Cash Flows for the six months ended June 30, 2004, to make related changes to cash flow information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add certain additional disclosures regarding our derivative financial instruments.

Subsequent to the issuance of our consolidated financial statements for the six months ended June 30, 2004, we determined that we misclassified a component of the asset exchange transaction completed in June 2004 with KeySpan Corporation (the “KeySpan Exchange”) as a cash item, resulting in the inclusion of the item in our Consolidated Statement of Cash Flows for such period. This misclassification had no affect on previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

Pursuant to the KeySpan Exchange, we redeemed and cancelled 10,800,000 shares of our common stock owned by KeySpan in exchange for all of the stock of Seneca-Upshur Petroleum, Inc., our wholly owned subsidiary, to which we contributed all of our Appalachian Basin assets valued at $60 million and $389 million in cash, for a total exchange value of $449 million. The $60 million exchange value received for our Appalachian Basin assets was presented on the Consolidated Statement of Cash Flows for the six months ended June 30, 2004, as an inflow of cash from investing activities and included in the line item “Proceeds from dispositions” and as an outflow of cash from financing activities and included in the line item “Exchange of common stock”.

We have restated the Consolidated Statement of Cash Flows for the six months ended June 30, 2004, by removing from each of the line items referenced above, as well as the resulting subtotal line items “Net cash used in investing activities” and “Net cash used in financing activities” the $60 million non-cash exchange value of the Appalachian Basin assets. As restated, the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 reflects only the $389 million cash portion of the KeySpan Exchange. The changes described above are offsetting and accordingly do not affect previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

The following items have been amended as a result of the matters described above:

Part I – Item 1 – Consolidated Financial Statements (unaudited);
Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
Part II – Item 6 – Exhibits and Reports on Form 8-K.

Except for the matters discussed in this Explanatory Note, this Form 10-Q/A generally reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2004, and no attempt has been made in this Form 10-Q/A to modify or update such disclosures presented in the original report on Form 10-Q. This Form 10-Q/A generally does not reflect events occurring after the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

A number of factors could cause our actual future results to differ materially from those anticipated or implied in the forward-looking statements. These factors include, among other things:

▪	the volatility of natural gas and oil prices;

▪	the requirement to take writedowns if natural gas and oil prices decline or if our finding and development costs continue to increase;

▪	our reserves have relatively short production lives;

▪	our ability to find, develop and acquire natural gas and oil reserves;

▪	the success of our acquisition and investment activities;

▪	our ability to meet our substantial capital requirements;

▪	our outstanding indebtedness may restrict our financial flexibility;

▪	the uncertainty of estimates of natural gas and oil reserves and production rates;

▪	the inherent hazards and risks involved in our operations;

▪	the concentrated nature of our operations;

▪	our hedging activities could result in financial losses or reductions to income;

▪	our compliance with environmental and other governmental regulations;

▪	the competitive nature of our industry;

▪	our customers’ ability to meet their obligations; and,

▪	influence by our significant shareholder, KeySpan Corporation

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

THE HOUSTON EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
	(as restated) (see Note 6)
Operating Activities:
Net income	$85,040	$70,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	128,156	93,378
Deferred income tax expense	26,061	39,573
Asset retirement accretion expense	2,478	1,652
Ineffectiveness of derivative instruments	1,700	—
Amortization of premium on derivative instruments	3,576	—
Stock compensation expense	1,329	101
Debt extinguishment	211	1,626
Cumulative effect of change in accounting principle	—	2,772
Changes in operating assets and liabilities:
Increase in accounts receivable	(24,517)	(34,163)
Increase in inventories	(46)	(115)
Decrease in prepayments and other	2,893	7,308
Increase in other assets	(2,794)	(12,398)
Increase in accounts payable and accrued expenses	16,723	13,910
Increase in other deferred liabilities	7,109	1,348

Net cash provided by operating activities	247,919	185,612
Investing Activities:
Investment in property and equipment	(165,436)	(138,348)
Assets retired and abandoned	(2,569)	—
Proceeds from dispositions	13,138	—

Net cash used in investing activities	(154,867)	(138,348)
Financing Activities:
Proceeds from long-term borrowings	184,000	228,000
Repayments of long-term borrowings	(201,000)	(185,000)
Debt issue costs	(1,555)	(4,108)
Proceeds from issuance of common stock from exercise of stock options	16,455	2,460
Proceeds from issuance of common stock	310,567	79,200
Exchange of common stock	(388,979)	—
Repurchase of common stock	—	(79,200)

Net cash (used in) provided by financing activities	(80,512)	41,352

Increase in cash and cash equivalents	12,540	88,616
Cash and cash equivalents, beginning of period	2,569	18,031

Cash and cash equivalents, end of period	$15,109	$106,647

Supplemental Information:
Non-cash transactions:
Divestiture and exchange of Appalachian Basin assets	$60,000	$—
Cash paid during the period for:
Interest	$7,817	$6,439
Income taxes	16,900	10,900

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

Earnings per share – basic:
Income before cumulative effect of change in accounting principle	$1.49	$0.93	$2.74	$2.37
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Net income per share – basic	$1.49	$0.93	$2.74	$2.28

Earnings per share – fully diluted:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Natural Gas and Oil Properties

Full Cost Accounting. We use the full cost method to account for our natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a “full cost pool.” Capitalized costs include costs of all unproved properties, internal costs directly related to our natural gas and oil activities and capitalized interest. We amortize these costs using a unit-of-production method. We compute the provision for depreciation, depletion and amortization quarterly by multiplying production for the quarter by a depletion rate. The depletion rate is determined by dividing our total unamortized cost base by net equivalent proved reserves at the beginning of the quarter. Our total unamortized cost base is the sum of our:

▪	full cost pool; plus,

▪	estimates for future development costs; less,

▪	unevaluated properties and their related costs; less,

▪	estimates for salvage.

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

Based on market prices at June 30, 2004, we recorded an unrealized loss in Accumulated other comprehensive income of $67.9 million, net of tax. Any loss will realized in future earnings at the time of the related sales of natural gas production applicable to specific hedges. If prices in effect at June 30, 2004 were to remain unchanged, over the next 12-month period, we would reclassify from Accumulated other comprehensive income to earnings a loss of $47.6 million, net of tax, relating to our open derivative contracts. However, these amounts could vary materially as a result of changes in market conditions.

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

Interest rates, margins and terms of payment remained unchanged from prior periods pursuant to the April 1, 2004, amendment. Interest is payable on borrowings under our revolving bank credit facility, as follows:

▪	on base rate loans, at a fluctuating rate, or base rate, equal to the sum of (a) the greater of the Federal funds rate plus 0.5% or Wachovia’s prime rate plus (b) a variable margin between 0.00% and 0.50%, depending on the amount of borrowings outstanding under the credit facility, or

▪	on fixed rate loans, a fixed rate equal to the sum of (a) a quoted LIBOR rate divided by one minus the average maximum rate during the interest period set for certain reserves of member banks of the Federal Reserve System in Dallas, Texas, plus (b) a variable margin between 1.25% and 2.00%, depending on the amount of borrowings outstanding under the credit facility.

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

Our revolving bank credit facility contains customary negative covenants that place restrictions and limits on, among other things, the incurrence of debt, guarantees, liens, leases and certain investments. The credit facility also restricts and limits our ability to pay cash dividends, to purchase or redeem our stock and to sell or encumber our assets. Financial covenants require us to, among other things:

▪	maintain a ratio of earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) to cash interest payments of at least 3.00 to 1.00;

▪	maintain a ratio of total debt to EBITDA of not more than 3.50 to 1.00; and

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

▪	not hedge more than 85% of our production during any calendar year (which was increased, pursuant to the April 1, 2004, amendment, from 80% during each of the twelve-month periods of 2003 and 2004, and not more than 70% during any 12-month period after 2004.)

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

The indenture governing the notes contains covenants that, among other things, restrict or limit:

▪	incurrence of additional indebtedness and issuance of preferred stock;

▪	repayment of certain other indebtedness;

▪	payment of dividends or certain other distributions;

▪	investments and repurchases of equity;

▪	use of the proceeds of assets sales;

▪	transactions with affiliates;

▪	creation, incurrence or assumption of liens;

▪	merger or consolidation and sales or other dispositions of all or substantially all of our assets;

▪	entering into agreements that restrict the ability of our subsidiary to make certain distributions or payments; or

▪	guarantees by our subsidiary of certain indebtedness.

In addition, upon the occurrence of a change of control, we will be required to offer to purchase the notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest and liquidated damages, if any.

A “change of control” is:

▪	the direct or indirect acquisition by any person, other than KeySpan or its affiliates, of beneficial ownership of 35% or more of total voting power as long as KeySpan and its affiliates own less than the acquiring person;

▪	the sale, lease, transfer, conveyance or other disposition, other than by way of merger or consolidation, in one or a series of related transactions, of all or substantially all of our assets to a third party other than KeySpan or its affiliates;

▪	the adoption of a plan relating to our liquidation or dissolution; or

▪	if, during any period of two consecutive years, individuals who at the beginning of the period constituted our board of directors, including any new directors who were approved by a majority vote of directors then in office who were either directors at the beginning of the two-year period or who were previously so approved, cease for any reason to constitute a majority of the members then in office.

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

NOTE 6 — Restatement of the Consolidated Statement of Cash Flows

Subsequent to the issuance of our consolidated financial statements for the six months ended June 30, 2004, we determined that we misclassified a component of the KeySpan Exchange completed in June 2004 (see Note 1 – KeySpan Exchange and Offering) as a cash item, resulting in the inclusion of the item in our Consolidated Statement of Cash Flows for such period. This misclassification had no affect on previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

Pursuant to the KeySpan Exchange, we redeemed and cancelled 10,800,000 shares of our common stock owned by KeySpan in exchange for all of the stock of Seneca-Upshur Petroleum, Inc., our wholly owned subsidiary, to which we contributed all of our Appalachian Basin assets valued at $60 million and $389 million in cash, for a total exchange value of $449 million. The $60 million exchange value received for our Appalachian Basin assets was presented on the Consolidated Statement of Cash Flows for the six months ended June 30, 2004, as an inflow of cash from investing activities and included in the line item “Proceeds from dispositions” and as an outflow of cash from financing activities and included in the line item “Exchange of common stock”.

We have restated the Consolidated Statement of Cash Flows for the six months ended June 30, 2004, by removing from each of the line items referenced above, as well as the resulting subtotal line items “Net cash used in investing activities” and “Net cash used in financing activities” the $60 million non-cash exchange value of the Appalachian Basin assets. As restated, the Consolidated Statement of Cash Flows for the six months ended June 30,2004, reflects only the $389 million cash portion of the KeySpan Exchange. The changes described above are offsetting and accordingly do not affect previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

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

As discussed in the Consolidated Financial Statements (see Note 6 – Restatement of the Consolidated Statement of Cash Flows), we have restated our Consolidated Statement of Cash Flows for the six months ended June 30, 2004. The following Management’s Discussion and Analysis gives effect to the restatement.

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

Principal Components of Our Cost Structure:

▪	Lease Operating Expenses. The day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Combined, these costs include: lease operating expense, severance tax and transportation expense.

▪	Depreciation, Depletion and Amortization (“DD&A”). The systematic expensing of the capital costs incurred to acquire, explore and develop natural gas and oil. As a full cost company, we capitalize all direct costs associated with our acquisition, exploration and development efforts, including interest and certain general and administrative costs, and apportion these costs to each unit of production sold through DD&A expense. Generally, if reserve quantities are revised up or down, the DD&A rate per unit of production will change inversely. When the depreciable base increases or decreases, the DD&A rate will move in the same direction.

▪	Asset Retirement Accretion Expense (“ARO”). The systematic, monthly accretion of the future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities.

▪	General and Administrative (“G&A”). Overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance are included in our general and administrative expense. We capitalize G&A directly related to our acquisition, exploration and development activities.

▪	Interest. We typically finance acquisitions with borrowings under our revolving bank credit facility, and longer term, with publicly traded debt instruments. As a result, we incur substantial interest expense that correlates to both fluctuations in interest rates and our acquisition activity. Acquisitions are a critical element of our growth strategy. We expect to continue to incur significant interest expense as we continue to grow. We capitalize interest directly related to our unevaluated properties and certain properties under development, which are not being amortized.

▪	Income Taxes. We are generally subject to a 35% federal income tax rate. For income tax purposes, we are allowed deductions for accelerated depreciation, depletion and intangible drilling costs that reduce our current tax liability. Prior to 2003, all of our taxes, both federal and state, were deferred; however, during 2003, we utilized all of our net operating loss carryforwards and as a result, we recognized current income tax expense and will continue to recognize current tax expense as long as we are generating taxable income.

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

Overview of Second Quarter 2004

Production growth from exploration and development drilling in all of our primary areas (South Texas, offshore and the Arkoma Basin) combined with the production added from the Gulf of Mexico properties acquired during the fourth quarter of 2003, together with strong energy commodity prices, were the primary factors behind results for operations, earnings and cash flows during the second quarter of 2004. The increase in our cash flows allowed for continued deployment of capital for drilling at levels established during the first quarter of 2004 and the continued repayment of bank debt. During the second quarter of 2004:

▪	We completed the KeySpan Exchange and Offering as described in Note 1 – Our Business, and as a result, we increased the public float of our common stock to approximately 76% and reduced KeySpan’s ownership interest from approximately 54% to 24%;

▪	We generated $45.3 million in net income, an increase of 57% from the second quarter of 2003, and an increase of 14% from the $39.7 million generated in the first quarter of 2004;

▪	We produced a total of 32 Bcfe and increased our average daily production rate by 20% quarter-over-quarter to a record 351 MMcfe, and increased by 6% sequentially from of an average of 332 MMcfe per day during the first quarter of 2004;

▪	We drilled 48 wells, 41 of which were successful, with 2 successful wells offshore, 12 in South Texas, 19 in Arkoma, 1 in East Texas and 7 in the Uinta Basin; and,

▪	We generated $116.8 million in net cash flows from operating activities, invested a net $80.2 million in natural gas and oil properties, and increased borrowings under our revolving bank credit facility by a net $40 million.

	Three Months Ended June 30,				Six Months Ended June 30,
Summary Operating Information:	2004	2003	Variance		2004	2003	Variance
	(in thousands)
Operating revenues	$172,776	$120,632	$52,144	43%	$324,658	$249,635	$75,023	30%
Operating expenses	97,702	70,341	27,361	39%	184,541	139,148	45,393	33%
Income from operations	75,074	50,291	24,783	49%	140,117	110,487	29,630	27%
Net income	45,350	28,923	16,427	57%	85,040	70,620	14,420	20%
Production:
Natural gas (MMcf)	30,138	24,634	5,504	22%	58,270	49,019	9,251	19%
Oil (MBbls)	304	328	(24)	-7%	652	585	67	11%
Total (MMcfe)(1)	31,962	26,602	5,360	20%	62,182	52,529	9,653	18%
Average daily production (MMcfe/d)	351	292	59	20%	342	290	52	18%
Average Sales Prices:
Natural Gas (per Mcf) realized(2)	$5.39	$4.54	$0.85	19%	$5.19	$4.73	$0.46	10%
Natural Gas (per Mcf) unhedged	5.85	5.16	0.69	13%	5.65	5.76	(0.11)	-2%
Oil (per Bbl) realized(2)	33.63	26.18	7.45	28%	33.02	28.55	4.47	16%
Oil (per Bbl) unhedged	33.63	25.95	7.68	30%	33.02	29.24	3.78	13%

(1)	Mcfe is defined one million cubic feet equivalent of natural gas, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(2)	Average realized prices include the effect of hedges.

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

Other Income and Expense, Interest and Taxes

Other Income and Expense. For the second quarter and the first six months of 2004, other income was minimal as we are near the end of our severance tax recovery project. In July 2002, we applied for and received from the Railroad Commission of Texas a “high-cost/tight-gas formation” designation for a portion of our South Texas production. For qualifying wells, production is either exempt from tax or taxed at a reduced rate until certain capital costs are recovered. The recognition of other income as a result of the recoupment of prior years’ expense were 2003 and fourth quarter 2002 events. For the second quarter of 2004, Other Income and Expense includes two items: (i) income of $0.5 million ($0.3 million net of tax) related to refunds of prior year’s severance tax expense; and (ii) debt extinguishment expenses of $0.2 million incurred pursuant to the reduction of the borrowing base on our revolving bank credit facility from $375 million to $340 million. The credit facility is reserve based and contains certain restrictions limiting the sale of assets, and due to the disposition of our Appalachian Basin assets as a component of the KeySpan Exchange, our borrowing base was reduced. For the second quarter of 2003, Other Income and Expense includes two components: (i) debt extinguishment expenses totaling $5.9 million ($3.9 million net of tax) incurred pursuant to the call and early redemption of our $100 million 8?% senior subordinated notes due 2008; and (ii) income of $2.3 million ($1.5 million net of tax) related to refunds of prior year’s severance tax expense. For the first six months of 2003, Other Income and Expense includes: (i) debt extinguishment expenses totaling $5.9 million ($3.9 million net of tax); and (ii) income of $12.9 million ($8.4 million net of tax) related to refunds of prior year’s severance tax expense.

     Interest Expense, Net of Capitalized Interest.

	Three Months Ended June 30,				Six Months Ended June 30,
Interest and Average Borrowings	2004	2003	Variance		2004	2003	Variance
				(in thousands)
Gross interest	$4,381	$3,981	$400	10%	$8,609	$7,618	$991	13%
Capitalized interest	(2,075)	(1,821)	(254)	14%	(4,016)	(3,192)	(824)	26%

Interest expense, net of capitalized	$2,306	$2,160	$146	7%	$4,593	$4,426	$167	4%

Average borrowings	$263,176	$229,582	$33,594	15%	$272,304	$239,847	$32,457	14%
Average interest rate	5.81%	6.43%	(0.62)%	-10%	5.70%	5.91%	(0.21)%	-4%

For the second quarter of 2004 and for the six-month period, the increase in our gross interest was due in part to the increase in average borrowings offset in part by a decrease in our average rate. In June 2003, we replaced our fixed debt of $100 million at 8?% with new fixed debt of $175 million at 7%. For the year, average borrowings on our bank credit facility decreased by approximately $20 million compared to average borrowings during the first half of 2003 and our average borrowing rate decreased slightly from 3.49% for the first half of 2003 as compared to 3.41% during the first half of 2004. Capitalized interest is a function of unevaluated properties and the increase corresponds to the increase in our average unevaluated property balance for the quarter and the six-month period during 2004. The increase in unevaluated property is primarily a result of our October 2003 acquisition of Gulf of Mexico producing properties from Transworld.

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

Liquidity

Capital Requirements

Our principal requirements for capital are to fund our capital investment program and to satisfy our contractual obligations, primarily the repayment of long-term debt. Our capital investments include the following:

▪	Costs of acquiring and maintaining our lease acreage position and our seismic resources;

▪	Costs of drilling and completing new natural gas and oil wells;

▪	Costs of installing new production infrastructure;

▪	Costs of maintaining, repairing, and enhancing existing natural gas and oil wells;

▪	Costs related to plugging and abandoning unproductive or uneconomic wells; and

▪	Indirect costs related to our exploration activities, including payroll and other expense attributable to our exploration professional staff.

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

During the first six months of 2004, we invested $164.7 million in natural gas and oil properties and $0.7 million in other property and equipment, spent $2.6 million to abandon offshore assets and divested $13.1 million in onshore assets, which included our South Louisiana assets in February. Capital expended for non-natural gas and oil properties includes the improvements to our Houston office space, upgrades to our information technology systems and equipment, and purchases of vehicles. During the first half of 2004, we spent 30% offshore and 63% onshore, with the balance of 7% on capitalized interest and general and administrative costs. During the first six months of 2004, we completed the drilling of 99 gross wells (81.4 net) of which 85% or 84 (69.2 net) were successful and 15 (12.2 net) were unsuccessful, with an additional 9 wells (7.1 net) in progress at the end of the period. During the second quarter, we drilled 48 gross wells (38.0 net) of which 85% or 41 (32.4 net) were successful and 7 (5.6 net) were unsuccessful. The table below details the components of our natural gas and oil expenditures during each of three-month and six-month periods ended June 30, 2004 and 2003.

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

The following table summarizes the sources of cash during each of the six-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003	Variance	% change
		(in thousands)
Net cash provided by operating activities	247,919	185,612	62,307	34%
Net cash (used) for investments in property and equipment	(154,867)	(138,348)	(16,519)	-12%
Net cash (used) provided by in financing activities	(80,512)	41,352	(121,864)	-295%

Net increase (decrease) in cash	$12,540	$88,616	$(76,076)	-86%

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

Access to Capital Markets. In March 2004, we filed a shelf registration statement with the SEC for the offering, from time to time, of up to $600 million of our common stock, preferred stock, depositary shares and debt securities, or a combination of any of these securities, as well as for the shares of our common stock owned by KeySpan. Subsequent to the June 2004 public offering of 6.8 million shares at $48.00 per share, the proceeds of which were used to finance a portion of the KeySpan Exchange transaction, we have approximately $272.6 million of capacity remaining under the shelf registration statement.

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

Part II. Other Information.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities during the second quarter of 2004.

Our Purchases of Our Common Stock
			Total Number	Maximum Number (or
			of Shares	Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number	Average Price	of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under
Period	Purchased(1)	Share(1)	or Programs	the Plans or Programs
April 1 to April 30, 2004	—	—	—	—
May 1 to May 31, 2004	—	—	—	—
June 1 to June 30, 2004	10,800,000	$41.57	—	—

Total	10,800,000	$41.57	—	—

(1)	On May 24, 2004, we issued a press release announcing an exchange transaction with KeySpan Corporation pursuant to which we would redeemed and cancelled 10,800,000 shares of our common stock owned by KeySpan in exchange for all the stock of Seneca-Upshur, our wholly-owned subsidiary, to which we contributed all of our Appalachian Basin assets valued at $60 million and $389 million in cash for a total exchange value of $449 million. On June 2, 2004, we announced the completion of the transaction with KeySpan.

Item 4. Submission of Matters to a Vote of Security Holders

On June 3, 2004, we held our annual meeting of stockholders. All matters brought for a vote before the stockholders as listed in our proxy statement were approved as follows:

1.	The election of the following 10 Directors to serve until our next annual meeting:

Director	Votes For	Votes Withheld
Robert B. Catell	25,622,660	5,643,581
John U. Clarke	31,012,586	253,675
David G. Elkins	30,933,096	331,145
Robert J. Fani(1)	25,662,650	5,603,591
William G. Hargett	26,662,964	4,603,277
Harold R. Logan, Jr.	30,968,511	297,730
Gerald Luterman (1)	26,479,784	4,786,457
Stephen W. McKessy	30,938,866	327,375
H. Neil Nichols (1)	26,461,240	4,805,001
Donald C. Vaughn	30,950,731	315,510

(1)	Messrs. Fani, Luterman and Nichols resigned from our Board of Directors on June 2, 2004, pursuant to the consummation of the KeySpan Exchange transaction and thereby resulting reduction in KeySpan’s ownership interest in our common stock from approximately 54% to 24%.

2.	The approval of The Houston Exploration Company 2004 Long-Term Incentive Plan

Votes For	Votes Against	Abstained	Broker Non-Votes
27,735,227	1,260,466	400,869	1,869,679

3.	The appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2004.

Votes For	Votes Against	Abstained
31,187,538	72,716	5,987

Item 6. Exhibits and Reports on Form 8-K:

     (A) Exhibits:

Exhibits		Description
10.1	—	First Amendment dated May 26, 2004 to the Amended and Restated Credit Agreement dated April 1, 2004 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Fleet National Bank as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.2	—	Distribution Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.3	—	Asset- Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.4	—	Tax Matters Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp., and KeySpan Corporation (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.5	—	Transition Service Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.6	—	Amended and Restated Registration Rights Agreement dated as of June 2, 2004 between The Houston Exploration Company and THEC Holdings Corp. (filed as Exhibit 99.6 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.7(2)	—	2004 Long-Term Incentive Plan approved by vote of stockholders on June 3, 2004 (filed as Appendix E to our Definitive Proxy Statement on Schedule 14 A dated June 3, 2004 (File No. 001-11899) and incorporated by reference).

12.1(1)	—	Statement of computation of ratio of earnings to fixed charges.

31.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits		Description
32.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		filed herewith

(2)		Management contract or compensation plan.

(B)	Reports on Form 8-K:

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

THE HOUSTON EXPLORATION COMPANY

	By:	/s/ William G. Hargett

Date: November 24, 2004		William G. Hargett
Chairman, President and Chief Executive Officer

	By:	/s/ John H. Karnes

Date: November 24, 2004		John H. Karnes
Senior Vice President and Chief Financial Officer

	By:	/s/ James F. Westmoreland

Date: November 24, 2004		James F. Westmoreland
Vice President and Chief Accounting Officer

Exhibit Index

Exhibits		Description
10.1	—	First Amendment dated May 26, 2004 to the Amended and Restated Credit Agreement dated April 1, 2004 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Fleet National Bank as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.2	—	Distribution Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.3	—	Asset- Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.4	—	Tax Matters Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp., and KeySpan Corporation (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.5	—	Transition Service Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.6	—	Amended and Restated Registration Rights Agreement dated as of June 2, 2004 between The Houston Exploration Company and THEC Holdings Corp. (filed as Exhibit 99.6 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.7(2)	—	2004 Long-Term Incentive Plan approved by vote of stockholders on June 3, 2004 (filed as Appendix E to our Definitive Proxy Statement on Schedule 14 A dated June 3, 2004 (File No. 001-11899) and incorporated by reference).

12.1(1)	—	Statement of computation of ratio of earnings to fixed charges.

31.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		filed herewith

(2)		Management contract or compensation plan.