Form 10-Q/A
period 2004-09-30
HOUSTON EXPLORATION CO
filed 2004-11-24
CIK 1015293

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

Explanatory Note

This Form 10-Q/A is being filed to restate our Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, to make related changes to cash flow information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations and to add certain additional disclosures regarding our derivative financial instruments.

Subsequent to the issuance of our consolidated financial statements for the nine months ended September 30, 2004, we determined that we misclassified a component of the asset exchange transaction completed in June 2004 with KeySpan Corporation (the “KeySpan Exchange”) as a cash item, resulting in the inclusion of the item in our Consolidated Statement of Cash Flows for such period. This misclassification had no affect on previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

Pursuant to the KeySpan Exchange, we redeemed and cancelled 10,800,000 shares of our common stock owned by KeySpan in exchange for all of the stock of Seneca-Upshur Petroleum, Inc., our wholly owned subsidiary, to which we contributed all of our Appalachian Basin assets valued at $60 million and $389 million in cash, for a total exchange value of $449 million. The $60 million exchange value received for our Appalachian Basin assets was presented on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, as an inflow of cash from investing activities and included in the line item “Proceeds from dispositions” and as an outflow of cash from financing activities and included in the line item “Exchange of common stock”.

We have restated the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, by removing from each of the line items referenced above, as well as the resulting subtotal line items “Net cash used in investing activities” and “Net cash used in financing activities” the $60 million non-cash exchange value of the Appalachian Basin assets. As restated, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, reflects only the $389 million cash portion of the KeySpan Exchange. The changes described above are offsetting and accordingly do not affect previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

The following items have been amended as a result of the matters described above:

Part I – Item 1 – Consolidated Financial Statements (unaudited);
Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
Part II – Item 6 – Exhibits and Reports on Form 8-K.

Except for the matters discussed in this Explanatory Note, this Form 10-Q/A generally reflects the disclosures made at the time of the original filing of the Form 10-Q on November 4, 2004, and no attempt has been made in this Form 10-Q/A to modify or update such disclosures presented in the original report on Form 10-Q. This Form 10-Q/A generally does not reflect events occurring after the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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
	(unaudited)
	(as restated)
	(see Note 8)
Operating Activities:
Net income	$128,038	$105,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	195,082	140,705
Deferred income tax expense	43,114	56,425
Asset retirement accretion expense	3,576	2,479
Ineffectiveness of derivative instruments	2,600	—
Amortization of premium on derivative instruments	4,432	—
Stock compensation expense	2,044	514
Debt extinguishment	211	1,626
Cumulative effect of change in accounting principle	—	2,772
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,749)	407
(Increase) in inventories	(183)	(100)
(Increase) decrease in prepayments and other	519	(508)
(Increase) in other assets	(2,784)	(17,136)
Increase in accounts payable and accrued expenses	35,009	4,100
(Decrease) in ARO liability for assets retired and abandoned	(2,569)	—
Increase in other deferred liabilities	8,590	1,468

Net cash provided by operating activities	407,930	298,091
Investing Activities:
Investment in property and equipment	(302,380)	(212,933)
Deposit paid for property acquisition	(11,350)	(15,000)
Proceeds from dispositions	13,425	—

Net cash used in investing activities	(300,305)	(227,933)
Financing Activities:
Proceeds from long-term borrowings	247,000	246,000
Repayments of long-term borrowings	(294,000)	(323,000)
Debt issue costs	(1,555)	(4,586)
Proceeds from issuance of common stock from exercise of stock options	20,934	6,596
Proceeds from issuance of common stock	310,727	79,200
Exchange of common stock	(388,979)	—
Repurchase of common stock	—	(79,200)

Net cash used in financing activities	(105,873)	(74,990)

Increase (decrease) in cash and cash equivalents	1,752	(4,832)
Cash and cash equivalents, beginning of period	2,569	18,031

Cash and cash equivalents, end of period	$4,321	$13,199

Supplemental Information:
Non-cash transactions:
Divesture and exchange of Appalacian Basin assets	$60,000	$—
Cash paid during the period of:
Interest	$8,649	$11,278
Income taxes	35,900	14,800

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net income	$42,998	$34,719	$128,038	$105,339
Other comprehensive income (loss)
Derivative instruments settled and reclassified, net of tax	7,034	6,276	23,153	39,066
Ineffectiveness of open derivative instruments, net of tax	585	—	1,690	—
Change in fair value of open derivative instruments, net of tax	(35,309)	19,906	(94,295)	(25,297)

Total other comprehensive income (loss)	(27,690)	26,182	(69,452)	13,769

Comprehensive income	$15,308	$60,901	$58,586	$119,108

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

Based on market prices at September 30, 2004, we recorded an unrealized loss in Accumulated other comprehensive income of $95.6 million, net of tax, representing the fair value of our open contracts. Any loss be will realized in future earnings at the time of the related sales of natural gas production applicable to specific hedges. If prices in effect at September 30, 2004 were to remain unchanged, over the next 12-month period, we would reclassify from Accumulated other comprehensive income to earnings a loss of $76.3 million, net of tax, relating to our open derivative contracts. However, these amounts could vary materially as a result of changes in market conditions.

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

Revolving Bank Credit Facility

We maintain a revolving bank credit facility with a syndicate of lenders led by Wachovia Bank, National Association, as issuing bank and administrative agent, The Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas and Comerica Bank as co-documentation agents. The credit facility was amended and restated on April 1, 2004, primarily to increase the size of the facility and was then amended again on June 2, 2004, in conjunction with the KeySpan Exchange. As amended, the facility provides us with a commitment of $400 million, which may be increased at our request and with prior approval from Wachovia to a maximum of $450 million. Amounts available for borrowing under the credit facility are limited to a borrowing base. On April 1, 2004, our borrowing base was increased from $300 million to $375 million, and on June 2, 2004, was reduced from $375 million to $340 million as a result of the disposition of our Appalachian Basin assets. Pursuant to the reduction in our borrowing base, we incurred $0.2 million debt extinguishment expenses during the second quarter of 2004 relating to the write-off of a portion of our debt issue costs. The $0.2 million is included in the line item “Other (income) expense” on our Statement of Operations. Effective October 15, 2004, the $340 million borrowing base was increased to $400 million, which is expected to remain in effect until the next scheduled redetermination on April 1, 2005. Up to $40 million of the borrowing base is available for the issuance of letters of credit. Outstanding borrowings are unsecured and rank senior in right of payment to our $175 million 7% subordinated notes. The amended facility matures on April 1, 2008. At September 30, 2004, we had $80 million in outstanding borrowings under the credit facility and $0.4 million in outstanding letter of credit obligations. Subsequent to September 30, 2004, we borrowed an additional $95 million under the credit facility and issued additional letters of credit totaling $8.1 million (see Note 7 – Subsequent Events). As of November 4, 2004, outstanding borrowings under our credit facility were $175 million and letter of credit obligations were $8.5 million.

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

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NOTE 8 — Restatement of the Consolidated Statement of Cash Flows

Subsequent to the issuance of our consolidated financial statements for the nine months ended September 30, 2004, we determined that we misclassified a component of the KeySpan Exchange completed in June 2004 (see Note 1 – KeySpan Exchange and Offering) as a cash item, resulting in the inclusion of the item in our Consolidated Statement of Cash Flows for such period. This misclassification had no affect on previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

Pursuant to the KeySpan Exchange, we redeemed and cancelled 10,800,000 shares of our common stock owned by KeySpan in exchange for all of the stock of Seneca-Upshur Petroleum, Inc., our wholly owned subsidiary, to which we contributed all of our Appalachian Basin assets valued at $60 million and $389 million in cash, for a total exchange value of $449 million. The $60 million exchange value received for our Appalachian Basin assets was presented on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, as an inflow of cash from investing activities and included in the line item “Proceeds from dispositions” and as an outflow of cash from financing activities and included in the line item “Exchange of common stock”.

We have restated the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, by removing from each of the line items referenced above, as well as the resulting subtotal line items “Net cash used in investing activities” and “Net cash used in financing activities” the $60 million non-cash exchange value of the Appalachian Basin assets. As restated, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, reflects only the $389 million cash portion of the KeySpan Exchange. The changes described above are offsetting and accordingly do not affect previously reported net cash provided by operating activities, total cash flows, net income or shareholders’ equity.

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

As discussed in the Consolidated Financial Statements (see Note 8 — Restatement of the Consolidated Statement of Cash Flows), we have restated our Consolidated Statement of Cash Flows for the nine months ended September 30, 2004. The following Management’s Discussion and Analysis gives effect to the restatement.

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

During the first nine months of 2004, we invested $301.4 million in natural gas and oil properties, which includes $30 million for the BP acquisition completed in September, and $1.0 million in other property and equipment. We divested $13.4 million in onshore assets, which included our South Louisiana assets in February. Capital expended for non-natural gas and oil properties includes the improvements to our Houston office space, upgrades to our information technology systems and equipment, and purchases of vehicles. In addition, we invested $11.4 million in the form of a deposit toward the acquisition of additional producing natural gas and oil properties that was completed on October 29, 2004 (see Note 5 – Acquisitions and Dispositions — Orca Acquisition.)

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

The following table summarizes the sources of cash during each of the nine-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003	Variance	% change
	(in thousands)
Net cash provided by operating activities	407,930	298,091	109,839	37%
Net cash (used) for investments in property and equipment	(300,305)	(227,933)	(72,372)	32%
Net cash (used) in financing activities	(105,873)	(74,990)	(30,883)	41%

Net increase (decrease) in cash	$1,752	$(4,832)	$6,584	-136%

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

Item 6. Exhibits:

Exhibits		Description
10.1	—	Purchase and Sale Agreement, dated September 17, 2004, between The Houston Exploration Company and Orca Energy, L.P. (filed as exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2004 (File No. 001-11899) and incorporated by reference).

10.2	—	Rights Agreement, dated as of August 12, 2004, between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.3	—	Form of Certificate of Designation of Series A Junior Participation Preferred Stock of The Houston Exploration Company (filed as exhibit 4.2 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.4	—	Form of waiver to employment agreement between The Houston Exploration Company and its executive officers allowing restricted stock awards in addition to stock option awards. (filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 001-11899) and incorporated by reference).

12.1(*)	—	Statement of computation of ratio of earnings to fixed charges.

31.1(*)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE HOUSTON EXPLORATION COMPANY

	By:	/s/ William G. Hargett

Date: November 24, 2004		William G. Hargett
Chairman, President and Chief Executive Officer

	By:	/s/ John H. Karnes

Date: November 24, 2004		John H. Karnes
Senior Vice President and Chief Financial Officer

	By:	/s/ James F. Westmoreland

Date: November 24, 2004		James F. Westmoreland
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibits		Description
10.1	—	Purchase and Sale Agreement, dated September 17, 2004, between The Houston Exploration Company and Orca Energy, L.P. (filed as exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2004 (File No. 001-11899) and incorporated by reference).

10.2	—	Rights Agreement, dated as of August 12, 2004, between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.3	—	Form of Certificate of Designation of Series A Junior Participation Preferred Stock of The Houston Exploration Company (filed as exhibit 4.2 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.4	—	Form of waiver to employment agreement between The Houston Exploration Company and its executive officers allowing restricted stock awards in addition to stock option awards (filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 001-11899) and incorporated by reference).

12.1(*)	—	Statement of computation of ratio of earnings to fixed charges.

31.1(*)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	—	Certification of John H. Karnes, Senior Vice President and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      filed herewith