Form 10-K/A
period 2005-12-31
HOUSTON EXPLORATION CO
filed 2006-03-08
CIK 1015293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☑     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
(713) 830-6800
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock, $0.01 par value	New York Stock Exchange
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

EXPLANATORY NOTE
Amendment No. 1 to The Houston Exploration Company’s Form 10-K for the year ended December 31, 2005 is being filed to correct the items set forth below in the original 10-K filing submitted on March 3, 2006:
•	To list on the cover page our Series A Junior Participating Preferred Stock;

•	To amend Exhibit 23.1 — “Consent of Independent Registered Public Accounting Firm” to correctly reflect in the text of such consent the date of their report issued on March 3, 2006 relating to the financial statements of The Houston Exploration Company and management’s report of the effectiveness of internal control over financial reporting for the year ended December 31, 2005; and

•	To amend Exhibit 32.2 — “Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” to correct a typographical error.
Included in this Amendment No. 1 are: Part IV, the signature page, and the Exhibit Index.
Except for the matters discussed in this Explanatory Note, no other changes have been made to the original Form 10-K submitted on March 3, 2006. This Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Part IV.
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents Filed as a Part of this Report
1.	Financial Statements:
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.
2.	Exhibits:
(a)	See Index of Exhibits on page 5 for a description of the exhibits filed as a part of this report.

     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOUSTON EXPLORATION COMPANY
By:	/s/ William G. Hargett
William G. Hargett
President and Chief Executive Officer

Date: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ William G. Hargett William G. Hargett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2006

	/s/ Robert T. Ray Robert T. Ray	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2006

	/s/ James F. Westmoreland James F. Westmoreland	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2006

	/s/* Robert B. Catell	Director	March 8, 2006

	/s/* John U. Clarke	Director	March 8, 2006

	/s/* David G. Elkins	Director	March 8, 2006

	/s/* Harold R. Logan, Jr.	Director	March 8, 2006

	/s/* Thomas A. McKeever	Director	March 8, 2006

	/s/* Stephen W. McKessy	Director	March 8, 2006

	/s/* Donald C. Vaughn	Director	March 8, 2006

By:	/s/ *James F. Westmoreland	*Attorney-in-Fact	March 8, 2006

James F. Westmoreland

INDEX TO EXHIBITS
EXHIBITS		DESCRIPTION
3.1	—	Restated Certificate of Incorporation, as amended, including the Certificate of Amendment thereto dated April 26, 2005 (filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

3.2(1)		Restated Bylaws of The Houston Exploration Company (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 on March 3, 2006 (File No. 001-11899) and incorporated by reference).

4.1	—	Indenture, dated as of June 10, 2003, between The Houston Exploration Company and the Bank of New York, as Trustee, with respect to the 7% Senior Subordinated Notes due 2013 (filed as Exhibit 4.2 to our Registration Statement on Form S-4 (Registration No. 333-106836) and incorporated by reference).

4.2	—	Rights Agreement, dated as of August 12, 2004, between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

4.3	—	First Amendment dated as of May 2, 2005, to the Rights Agreement dated as of August 12, 2004 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 on April 26, 2005 (file No. 001-11899) and incorporated by reference herein).

4.4	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of The Houston Exploration Company (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.1	—	Amended and Restated Credit Agreement dated November 30, 2005 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as exhibit 99.1 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.2(2)	—	Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11899) and incorporated by reference).

10.3(2)	—	Compensation Table for Non-Employee Directors, effective January 1, 2006 (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 6, 2006.

10.4(2)	—	Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899) and incorporated by reference).

10.5(2)	—	1999 Non-Qualified Stock Option Plan dated October 26, 1999 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.6(2)	—	Executive Deferred Compensation Plan dated January 1, 2002 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11899) and incorporated by reference).

10.7(2)	—	Amendment to The Houston Exploration Company Executive Deferred Compensation Plan (filed as exhibit 99.2 to our Current Report on Form 8-K file dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.8(2)	—	Amended and Restated 2002 Long-Term Incentive Plan effective May 17, 2002, adopted October 26, 2003 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 001-11899) and incorporated by reference).

INDEX TO EXHIBITS
EXHIBITS		DESCRIPTION
10.9(2)	—	Amended and Restated 2004 Long Term Incentive Plan (filed as exhibit 99.1 to our Current Report on Form 8-K file dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.10(2)	—	Supplemental Executive Retirement Plan dated January 1, 2006 (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 6, 2006 (File No. 001-11899) and incorporated by reference).

10.11(2)	—	Employment Agreement dated July 16, 2001 between The Houston Exploration Company and Tracy Price (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 001-11899) and incorporated by reference).

10.12(2)	—	Employment Agreement dated September 29, 2003 between The Houston Exploration Company and Timothy R. Lindsey (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11899) and incorporated by reference).

10.13(2)	—	Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

10.14(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Steven L. Mueller dated February 8, 2005(filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.15(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and John H. Karnes February 8, 2005 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.16(2)	—	Separation Agreement and General Release dated December 8, 2005 between the Company and John H. Karnes (filed as exhibit 99.1 to our Current Report on Form 8-K dated December 12, 2005 (File No. 001-11899) and incorporated by reference).

10.17(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and James F. Westmoreland dated February 8, 2005 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.18(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Roger B. Rice dated February 8, 2005 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.19(2)	—	Employment Agreement dated February 10, 2005 between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

10.20(2)	—	Employment Agreement effective March 10, 2005, between John E. Bergeron, Jr. and The Houston Exploration Company (filed as exhibit 99.2 to our Current Report on Form 8-K dated March 10, 2005 (File No. 001-11899) and incorporated by reference).

10.21(2)	—	Employment Agreement effective April 13, 2005, between Jeffrey B. Sherrick and The Houston Exploration Company (filed as exhibit 99.2 to our Current Report on Form 8-K dated April 13, 2005 (File No. 001-11899) and incorporated by reference).

10.22(2)	—	Employment Agreement dated January 18, 2006 between Robert T. Ray and The Houston Exploration Company (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 18, 2006 (File No. 001-11899) and incorporated by reference).

10.23(2)	—	Compensation Table for Executive Officers (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 001-11899) and incorporated by reference).

INDEX TO EXHIBITS
EXHIBITS		DESCRIPTION
10.24(2)	—	Change of Control Plan dated October 26, 1999 (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.25	—	Purchase and Sale Agreement, dated September 3, 2003, by and among Transworld Exploration and Production, Inc., as Seller, and The Houston Exploration Company, as Buyer (Exhibit 2.1 to Current Report on Form 8-K dated October 15, 2003 (file No. 001-11899) and incorporated by reference).

10.26	—	Purchase and Sale Agreement, dated September 17, 2004, between The Houston Exploration Company and Orca Energy, L.P. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2004 (File No. 001-11899) and incorporated by reference).

10.27	—	Purchase and sale agreement dated October 21, 2005 by and between Kerr-McGee Oil & Gas Onshore LP D/B/A KMOG Onshore LP and Westport Oil and Gas Company, L.P., as sellers, and The Houston Exploration Company, as buyer, (filed as exhibit 99.2 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.28	—	Distribution Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.29	—	Asset Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.30	—	Tax Matters Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp., and KeySpan Corporation (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

12.1	—	Computation of ratio of earnings to fixed charges (filed as Exhibit 12.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 on March 3, 2006 (File No.001-11899) and incorporated by reference).

21.1		Subsidiaries of The Houston Exploration Company (filed as Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 on March 3, 2006 (File No.001-11899) and incorporated by reference).

23.1(1)	—	Consent of Deloitte & Touche LLP.

23.2	—	Consent of Netherland, Sewell & Associates (filed as Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 on March 3, 2006 (File No.001-11899) and incorporated by reference).

23.3	—	Consent of Miller and Lents (filed as Exhibit 23.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 on March 3, 2006 (File No.001-11899) and incorporated by reference).

31.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS
EXHIBITS		DESCRIPTION
32.2(1)	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Management contract or compensation plan.