Form 10-K/A
period 2006-12-31
HOUSTON EXPLORATION CO
filed 2007-03-05
CIK 1015293

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
(713) 830-6800
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock, $0.01 par value	New York Stock Exchange
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.710 billion, based on the closing sales price of $61.19 per share of the registrant’s common stock as reported by on the New York Stock Exchange as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. As of February 28, 2007 28,155,996 shares of common stock were outstanding.
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

EXPLANATORY NOTE
The Houston Exploration Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to correct the item set forth below in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007 (the “Original Filing”):
•	To amend paragraph five of the Report of Independent Registered Public Accounting Firm to correctly reflect the date of the opinion related to Houston Exploration’s maintaining, in all material respects, effective internal control over financial reporting as December 31, 2006.
This Amendment No. 1 includes the following: Part IV, Item 15. Exhibits, Financial Statements Schedules, which includes the financial statements and the amended report of our Independent Registered Public Accounting Firm, the signature pages, and the Index to Exhibits.
Except for the item discussed in this Explanatory Note, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

Part IV.
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents Filed as a Part of this Report
1. Financial Statements:
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.
2. Exhibits:
INDEX TO EXHIBITS

EXHIBITS		DESCRIPTION

2.1	—	Agreement and Plan of Merger dated as of January 7, 2007 by and among the Company, Forest Oil Corporation and MJCO Corporation (filed as exhibit 2.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

3.1	—	Restated Certificate of Incorporation, as amended, including the Certificate of Amendment thereto dated April 26, 2005 (filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

3.2	—	Restated Bylaws of The Houston Exploration Company (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No.001-11899) and incorporated by reference).

4.1	—	Indenture, dated as of June 10, 2003, between The Houston Exploration Company and the Bank of New York, as Trustee, with respect to the 7% Senior Subordinated Notes due 2013 (filed as Exhibit 4.2 to our Registration Statement on Form S-4 (Registration No. 333-106836) and incorporated by reference).

4.2	—	Rights Agreement, dated as of August 12, 2004, between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

4.3	—	First Amendment dated as of May 2, 2005, to the Rights Agreement dated as of August 12, 2004 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

4.4	—	Second Amendment to Rights Agreement dated as of January 7, 2007 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

EXHIBITS		DESCRIPTION

4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of The Houston Exploration Company (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.1	—	Amended and Restated Credit Agreement dated November 30, 2005 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as exhibit 99.1 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.2	—	First Amendment to Amended and Restated Credit Agreement effective May 31, 2006 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.3	—	Purchase and Sale Agreement, dated September 3, 2003, by and among Transworld Exploration and Production, Inc., as Seller, and The Houston Exploration Company, as Buyer (filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 15, 2003 (file No. 001-11899) and incorporated by reference).

10.4	—	Asset Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.5	—	Tax Matters Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp., and KeySpan Corporation (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.6	—	Distribution Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.7	—	Purchase and Sale Agreement, dated September 17, 2004, between The Houston Exploration Company and Orca Energy, L.P. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2004 (File No. 001-11899) and incorporated by reference).

10.8	—	Purchase and Sale Agreement dated October 21, 2005 by and between Kerr-McGee Oil & Gas Onshore LP D/B/A KMOG Onshore LP and Westport Oil and Gas Company, L.P., as sellers, and The Houston Exploration Company, as buyer, (filed as exhibit 99.2 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.9	—	Purchase and Sale Agreement dated February 28, 2006 between The Houston Exploration Company, as seller, and Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P. and Merit Energy Partners F-III, L.P., collectively, as buyer (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-11899) and incorporated by reference).

10.10	—	Purchase and Sale Agreement dated April 7, 2006 between The Houston Exploration Company, as seller, and Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P. and Merit Energy Partners F-III, L.P., collectively, as buyer (filed as Exhibit 99.1 to our Current Report on Form 8-K dated June 2, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION

10.11(2)	—	Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11899) and incorporated by reference).

10.12(2)	—	Amendment dated April 26, 2005, but effective as of December 31, 2004, to The Houston Exploration Company Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.13(2)	—	The Houston Exploration Company Post-2004, AJCA Compliant Deferred Compensation Plan for Non-Employee Directors dated April 26, 2005, effective as of January 1, 2005 (filed as Exhibit 10.5 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.14(2)	—	Compensation Table for Non-Employee Directors, effective January 1, 2006 (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 6, 2006.

10.15(2)	—	Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899) and incorporated by reference).

10.16(2)	—	1999 Non-Qualified Stock Option Plan dated October 26, 1999 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.17(2)	—	Amended and Restated 2002 Long-Term Incentive Plan effective May 17, 2002, adopted October 26, 2003 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 001-11899) and incorporated by reference).

10.18(2)	—	Amended and Restated 2004 Long Term Incentive Plan (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.19(2)	—	Supplemental Executive Pension Plan dated May 1, 1996 (filed as exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 2) (Registration No. 333-4437) and incorporated by reference).

10.20(2)	—	The Houston Exploration Company Supplemental Executive Retirement Plan (Amended and Restated on July 25, 2006) (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.21(2)	—	First Amendment to The Houston Exploration Company Supplemental Executive Retirement Plan (filed as exhibit 10.3 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.22(2)	—	Executive Deferred Compensation Plan dated January 1, 2002 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11899) and incorporated by reference).

10.23(2)	—	Amendment [No. 1] to The Houston Exploration Company Executive Deferred Compensation Plan (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.24(2)	—	Amendment No. 2 dated July 25, 2006, but effective as of December 31, 2004, to The Houston Exploration Company Executive Deferred Compensation Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.25(2)	—	The Houston Exploration Company 2005 Executive Deferred Compensation Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.26(2)	—	Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION

10.27(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.38(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Steven L. Mueller dated February 8, 2005 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.29(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and Steven L. Mueller (filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.30(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and John H. Karnes dated February 8, 2005 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.31(2)	—	Separation Agreement and General Release dated December 8, 2005 between The Houston Exploration Company and John H. Karnes (filed as exhibit 99.1 to our Current Report on Form 8-K dated December 12, 2005 (File No. 001-11899) and incorporated by reference).

10.32(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and James F. Westmoreland dated February 8, 2005 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.33(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and James F. Westmoreland (filed as Exhibit 10.7 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.34(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Roger B. Rice dated February 8, 2005 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.35(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and Roger B. Rice (filed as Exhibit 10.5 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.36(2)	—	Employment Agreement dated February 10, 2005 between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

10.37(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated February 10, 2005, between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.8 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.38(2)	—	Employment Agreement effective March 10, 2005, between The Houston Exploration Company and John E. Bergeron, Jr. (filed as exhibit 99.2 to our Current Report on Form 8-K dated March 10, 2005 (File No. 001-11899) and incorporated by reference).

10.39(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated March 10, 2005, between The Houston Exploration Company and John E. Bergeron, Jr. (filed as Exhibit 10.9 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION

10.40(2)	—	Employment Agreement effective April 13, 2005, between The Houston Exploration Company and Jeffrey B. Sherrick (filed as exhibit 99.2 to our Current Report on Form 8-K dated April 13, 2005 (File No. 001-11899) and incorporated by reference).

10.41(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated April 13, 2005, between The Houston Exploration Company and Jeffrey B. Sherrick (filed as Exhibit 10.6 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.42(2)	—	Employment Agreement dated January 18, 2006 between The Houston Exploration Company and Robert T. Ray (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 18, 2006 (File No. 001-11899) and incorporated by reference).

10.43(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated January 18, 2006, between The Houston Exploration Company and Robert T. Ray (filed as Exhibit 10.3 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.44(2)	—	Employment Agreement dated March 27, 2006 between The Houston Exploration Company and Carolyn M. Campbell (filed as Exhibit 99.1 to our Current Report on Form 8-K dated March 27, 2006 (File No. 001-11899) and incorporated by reference).

10.45(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated March 27, 2006, between The Houston Exploration Company and Carolyn M. Campbell (filed as Exhibit 10.4 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.46	—	Form of Amendment No. 2 to [Amended and Restated] Employment Agreement entered into by and between The Houston Exploration Company and each of William G. Hargett, Steven L. Mueller, James F. Westmoreland, Roger B. Rice, Joanne C. Hresko, John E. Bergeron Jr., Jeffrey B. Sherrick, Robert T. Ray and Carolyn M. Campbell (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.47(2)	—	Change of Control Plan dated October 26, 1999 (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.48(2)	—	First Amendment to The Houston Exploration Company Change of Control Plan dated May 17, 2002 (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

10.49(2)	—	Second Amendment to The Houston Exploration Company Change of Control Plan (filed as exhibit 10.4 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.50(2)	—	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.51(2)	—	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.52(2)	—	Form of Director Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.53(2)	—	Form of Employee Restricted Stock Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

12.1	—	Computation of ratio of earnings to fixed charges (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

21.1	—	Subsidiaries of The Houston Exploration Company (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION

23.1	—	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

23.2	—	Consent of Netherland, Sewell & Associates (filed as Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

23.3	—	Consent of Miller and Lents (filed as Exhibit 23.3 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

31.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOUSTON EXPLORATION COMPANY
	By:	/s/ William G. Hargett
William G. Hargett
Date: March 2, 2007		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Hargett William G. Hargett	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2007

/s/ Robert T. Ray Robert T. Ray	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2007

/s/ James F. Westmoreland James F. Westmoreland	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2007

/s/ * Robert B. Catell	Director	March 2, 2007

/s/ * John U. Clarke	Director	March 2, 2007

/s/ * David G. Elkins	Director	March 2, 2007

/s/ * Harold R. Logan, Jr.	Director	March 2, 2007

/s/ * Thomas A. McKeever	Director	March 2, 2007

/s/ * Stephen W. McKessy	Director	March 2, 2007

/s/ * Donald C. Vaughn	Director	March 2, 2007

By:	*James F. Westmoreland James F. Westmoreland	* Attorney-in-Fact	March 2, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
The Houston Exploration Company
The Houston Exploration Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Houston Exploration’s principal executive officer and principal financial officer, Houston Exploration conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on Houston Exploration’s evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded that internal control over financial reporting was effective as of December 31, 2006. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Houston Exploration Company and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

THE HOUSTON EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	$ Value	Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2004	31,437,581	$315	$365,973	$395,374	$(26,128)	$735,534

Common shares issued — stock options	873,626	9	25,586			25,595
Common shares issued — restricted stock	49,000		—			—
Common shares issued — public offering	6,820,000	68	310,659			310,727
Common shares repurchased from KeySpan and retired	(10,800,000)	(108)	(441,471)			(441,579)
Amortization of restricted stock			1,126			1,126
Stock compensation expense			3,670			3,670
Tax benefit non-qualified stock options			4,922			4,922
Comprehensive income:
Net income				162,824		162,824
Other comprehensive income (loss)
Derivative settlements reclassified to income, net of tax of $24,141					44,054	44,054
Unrealized loss change in fair value of derivatives, net of tax of $42,529					(63,953)	(63,953)

Total comprehensive income						142,925

Balance December 31, 2004	28,380,207	$284	$270,465	$558,198	$(46,027)	$782,920

Common shares issued — stock options	510,316	5	16,285			16,290
Common shares issued — restricted stock	89,605		—			—
Amortization of restricted stock			2,882			2,882
Stock compensation expense			4,229			4,229
Tax adjustment to 2004 benefit from non-qualified stock options			(180)			(180)
Tax benefit non-qualified stock options			3,537			3,537
Comprehensive income:
Net income				105,169		105,169
Other comprehensive income (loss)
Derivative settlements reclassified to income, net of tax of $93,894					171,342	171,342
Unrealized loss change in fair value of derivatives, net of tax of $214,694					(393,051)	(393,051)

Total comprehensive (loss)						(116,540)

Balance December 31, 2005	28,980,128	$289	$297,218	$663,367	$(267,736)	$693,138

Common shares issued — stock options	214,868	3	7,497			7,500
Common shares issued — restricted stock and units	79,676	1	(1)			—
Common shares repurchased and retired	(1,176,500)	(12)	(61,626)			(61,638)
Amortization of restricted stock			3,939			3,939
Stock compensation expense			5,783			5,783
Tax benefit non-qualified stock options			1,112			1,112
Comprehensive income:
Net income				67,783		67,783
Other comprehensive income (loss)
Derivative settlements reclassified to income, net of tax of $24,500					44,708	44,708
Unrealized gain change in fair value of derivatives, net of tax of $116,524					204,528	204,528
Unfunded future post retirement benefit obligation, net of tax of $1,271					(2,249)	(2,249)

Total comprehensive income						314,770

Balance December 31, 2006	28,098,172	$281	$253,922	$731,150	$(20,749)	$964,604

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
Cash Designated for Investment
In connection with the sale of our Gulf of Mexico assets (see Note 10 — Acquisitions and Dispositions), we initially deposited in escrow $323.7 million of the $721.6 million in total net cash proceeds received from the sale of these assets with qualified intermediaries for potential reinvestment in like-kind exchange transactions under Section 1031 of the Internal Revenue Code. This cash was designated for the potential future acquisition of natural gas and oil assets and was invested in interest-bearing accounts with creditworthy financial institutions. During the third quarter of 2006, designated cash of $2.0 million was used to fund qualified investments in natural gas and oil assets, and $7.6 million, representing the remaining proceeds from the sale of the Texas offshore assets, was released from escrow, as the 180-day time period for reinvestment under Section 1031 had expired. In November 2006, the remaining designated cash balance of $314.1 million relating to the sale of the Louisiana offshore assets was released from escrow, as the 180-day time period for reinvestment under Section 1031 had expired. Upon release of cash from escrow, we used $190 million to repay all outstanding borrowings under our bank credit facility and used the balance, or $124 million, for working capital purposes, which included an estimated payment for federal income taxes for the fourth quarter of 2006 of $34 million.
Interest income earned during 2006 on the amounts deposited with qualified intermediaries was approximately $8.7 million. Interest income earned was not designated for potential reinvestment in replacement properties and is included in the line item “other (income) expense” on our statement of operations for the year ended December 31, 2006.
Financial Instruments
The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. On the balance sheet, we report cash and cash equivalents, accounts receivable and accounts payable at cost or carrying value, which approximates fair value due to the short maturity of these instruments. See Note 2 — Long-term Debt and Notes for fair value of our debt. Our derivative financial instruments are reported on the balance sheet at fair market value. See Note 7 — Derivative Instruments.

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

	Years Ended December 31,
	2006	2005
	(in thousands)
ARO liability at January 1,	$119,671	$91,746
Accretion expense	3,373	5,278
Liabilities incurred from drilling	7,656	7,520
Liabilities incurred — assets acquired	1,312	5,783
Liabilities settled — assets sold	(88,375)	(32)
Liabilities settled — assets abandoned	—	(971)
Changes in estimates	29,145	10,347

ARO liability at December 31,	$72,782	$119,671

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
General and Administrative Costs and Expenses
Under the full cost method of accounting, we capitalize only those internal general and administrative costs that are directly associated with our acquisition, exploration and development activities, such as salaries, benefits and incentive compensation for geological and geophysical employees and other specifically identifiable non-payroll costs. These capitalized general and administrative costs do not include costs related to production operations, general corporate overhead or other activities not directly attributable to our acquisition, exploration and development efforts. We capitalized general and administrative costs directly related to our acquisition, exploration and development activities, during 2006, 2005 and 2004 of $20.2 million, $16.9 million and $14.8 million, respectively.
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
Capitalization of Interest
We capitalize interest only on investments in unevaluated properties and projects for which exploration or development activity is in progress. Interest is capitalized during the period of time that these properties and projects are classified as unevaluated properties and not subject to depreciation, depletion and amortization. See Note 1 — Summary of Organization and Significant Accounting Policies — Natural Gas and Oil Properties — Unevaluated Properties for a discussion of unevaluated properties and our assessment process. For the years ended December 31, 2006, 2005 and 2004, we capitalized interest costs of $4.4 million, $8.8 million and $8.4 million, respectively.
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
During the fourth quarter of 2005, the portion of our hedged production allocated to the Houston Ship Channel index failed to qualify for hedge accounting due to a loss of correlation with the NYMEX price caused primarily by the impact of Hurricanes Katrina and Rita. During the first quarter of 2006, the portion of our hedged production allocated to the Arkoma index failed to qualify for hedge accounting due to a loss of correlation with the NYMEX price caused in part by the residual effects of the hurricanes, as well as an increase in the natural gas supply in the mid-continent region primarily associated with mild winter and pipeline expansions in the region. Finally, in February 2006 in connection with our entry into a definitive purchase and sale agreement to sell the Texas portion of our Gulf of Mexico assets (see Note 10 — Acquisitions and Dispositions — Sale of Texas Gulf of Mexico Assets), the remaining portion of our open derivative contracts ceased to qualify for hedge accounting. As a result, subsequent to February 2006, mark-to-market accounting applies to all of our open derivative contracts, and changes in the fair market value of these open contracts are recognized in income as either a gain or loss and included as a component of natural gas and oil revenues.
At December 31, 2006, an unrealized loss of $18.5 million, net of tax, remains deferred in accumulated other comprehensive income. This loss represents the fixed value of our remaining open derivative contracts deferred in accumulated other comprehensive income at the time they ceased to qualify for hedge accounting. All of these deferred losses will be reclassified and recognized in future earnings at the time when sale of the related natural gas production occurs. Over the next 12-month period, we expect to reclassify from accumulated other comprehensive income to earnings a net loss of $11.1 million, net of tax, leaving $7.4 million to be recognized thereafter. At December 31, 2006, our open derivative contracts extended through each of the twelve months of 2007 and 2008. See Note 7 — Derivatives Instruments for additional disclosures.
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
Accounting for Stock Options
On January 1, 2003, we adopted the fair value expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock—Based Compensation — Transition and Disclosure” using the “prospective method” as defined by SFAS 148. Accordingly, we recognized compensation expense for all stock options granted subsequent to January 1, 2003. On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” using the “modified prospective method” as defined by SFAS 123 (R). Accordingly, we now recognize compensation expense for all stock options, including the unvested portion of all grants made prior to our initial adoption of SFAS 123 on January 1, 2003. Prior period amounts have not been restated. During 2006, we recognized additional stock compensation expense for grants made prior to our initial adoption of SFAS 123, not vested as of January 1, 2006, of $1.4 million ($0.9 million net of tax). Based on current estimates, we expect to recognize additional expense of $0.7 million ($0.4 million net of tax) related to these option grants during 2007. See Note 4 — Employee Benefit and Stock Compensation Plans — Stock Compensation Expense for additional disclosure relating to our stock plans and related stock compensation expense.
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
The table below summarizes the effect of adopting SFAS 158 on our consolidated balance sheet as of December 31, 2006 and the recognition of (i) our total unfunded benefit obligation of $5.1 million at December 31, 2006 as a liability; and (ii) prior service costs and net actuarial losses of $3.5 million ($2.2 million net of tax) as a component of accumulated other comprehensive income. See Note 4 — Employee Benefit and Stock Compensation Plans — Supplemental Executive Retirement Plan for additional disclosures.

	Before	Adjustment	After
	Adopting	to adopt	Adopting
	SFAS 158	SFAS 158	SFAS 158
	(in thousands)

Assets:
Other current assets — current tax benefit	$—	$36	$36

Total assets	—	36	36

Liabilities:
Accounts payable and accrued liabilities	1,596	(1,496)	100
Other non-current liabilities	—	5,016	5,016
Deferred tax liability (benefit)	—	(1,235)	(1,235)

Total liabilities	1,596	2,285	3,881

Stockholders’ equity:
Accumulated other comprehensive income (loss)	—	(2,249)	(2,249)

Total stockholders’ equity	$—	$(2,249)	$(2,249)
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our results of operations or financial position.
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
Stockholder Rights Plan
In August 2004, we adopted a stockholder rights plan designed to assure that our stockholders receive fair and equal treatment in the event of an unsolicited attempt to takeover our company and to protect against abusive or coercive takeover tactics that are not in the best interest of our company or its stockholders. On May 2, 2005, the Board of Directors approved an amendment to the rights agreement to increase the acquisition threshold of an acquiring party from 10% to 15%. The rights under the plan expire on August 12, 2014, unless redeemed earlier by our Board of Directors. The Board of Directors can redeem the rights at a price of $.01 per right at any time before the rights become exercisable, and thereafter only in limited circumstances. On January 7, 2007, in connection with the merger agreement with Forest, we amended the rights agreement to render the rights agreement inapplicable to (i) the approval, execution, delivery, adoption and performance of the merger agreement with Forest and the voting agreement among Forest and certain affiliates of JANA Partners LLC, (ii) the consummation of the pending merger or the other transactions contemplated by the merger agreement and (iii) the announcement of the merger, the merger agreement and the voting agreement. See Note 11 — Subsequent Events — Pending Merger with Forest Oil Corporation.
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
NOTE 4 — Employee Benefit and Stock Compensation Plans
401(k) Plan
We maintain a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code for our employees. All employees are eligible to participate in the plan upon reaching 21 years of age and completing one month of service. Participants may elect to have us contribute on their behalf up to 12.5% of their total compensation (subject to limitations imposed under the Internal Revenue Code) on a before tax basis. We make a matching contribution of $1.00 for each $1.00 of employee deferral, subject to limitations imposed by the 401(k) plan and the Internal Revenue Code. The amounts contributed under the 401(k) plan are held in a trust and invested at the direction of each participant among various investment funds. An employee’s salary deferral contributions to the 401(k) plan are 100% vested. Our matching contributions vest at the rate of 20% per year of service. Participants are entitled to distribution of their vested account balances upon termination of employment. We made contributions to the 401(k) plan of $1.6 million, $1.4 million and $1.2 million, respectively, for the years ended December 31, 2006, 2005 and 2004. On January 7, 2007 and in connection with our entry into the merger agreement with Forest (see Note 11— Subsequent Events — Pending Merger with Forest Oil Corporation), the 401(k) plan was amended to provide for the full vesting of all plan account balances at the effective time of the pending merger with respect to plan participants who are employed by Houston Exploration immediately prior to the effective time of the merger.
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
At December 31, 2006 and 2005, the fair market value of the assets held in the trust was $9.7 million and $8.5 million, respectively. These balances are carried on our balance sheet as a non-current asset together with a corresponding non-current liability for the same amount and are located in the line items “Other Non-Current Assets” and “Other Non-Current Liabilities.” Vesting under the deferred compensation plan follows vesting under our 401(k) plan; therefore, all plan account balances will become fully vested at the effective time of the merger with Forest (see Note 11— Subsequent Events — Pending Merger with Forest Oil Corporation) with respect to plan participants who are employed by Houston Exploration immediately prior to the effective time of the merger.
Deferred Compensation Plan for Non-Employee Directors
We maintain a deferred compensation plan for non-employee, non-affiliated directors. We have two such plans which are substantially identical, except for differences attributable to the American Jobs Creation Act of 2004, covering two separate time periods. On April 26, 2005, we amended the 1997 director deferred compensation plan to prohibit deferrals under the plan after December 31, 2004, effectively grandfathering within the 1997 director plan all participant deferrals and company matching contributions that were vested as of December 31, 2004, as well as the earnings and losses on those amounts. On April 26, 2005, we also adopted the post-2004 director deferred compensation plan, which covers all participant deferrals from and after January 1, 2005 and the earnings or losses on such amounts.
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
Retention Bonus Plan
In July 2005, we adopted a retention bonus plan designed to retain key non-executive employees, primarily involved in the operations of our business. Under the terms of the plan, participants were awarded a bonus equal to one year’s base salary, with 50% payable in cash and 50% payable in restricted stock of the company. Participants earn their bonus over a 36 month period, with the first installment of cash and stock delivered January 26, 2007, or 18 months after implementing the plan, and the final installment is due to participants employed with us on July 26, 2008. The number of shares of restricted stock to be issued was determined by dividing 50% of the employee’s base salary by the closing price of our shares on July 26, 2005 which was equal to $58.88. At December 31, 2006 and 2005, an aggregate of 41,882 and 52,501 restricted units, respectively, were outstanding under the plan. For the years ended December 31, 2006 and 2005, we incurred total costs of approximately $2,8 million and $1.3 million, respectively in compensation expense under the plan. Benefits under the plan are forfeited if a participant’s employment with our company is terminated before the payment date. On January 26, 2007,

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the first payment under this plan was made. We issued 12,295 shares of common stock at $52.35 per share, or $0.6 million, in exchange for the vested restricted stock units under this plan and made cash payments totaling $1.2 million.
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

Immediately prior to the effective time of the pending merger with Forest (see Note 11— Subsequent Events — Pending Merger with Forest Oil Corporation), all outstanding stock options will vest and become fully exercisable, the restrictions on all outstanding shares of restricted stock will lapse, at which time these shares will become freely transferable, and all restricted units will become fully vested and the underlying shares of our common stock will be issued to the holder. Options not exercised prior to the effective time of the merger will be cancelled (with payment for all in-the-money options). All of our stock plans will terminate as of the effective time of the merger.
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
The table below sets forth a summary of options granted and outstanding, their remaining contractual lives, a weighted average exercise price and the number vested and exercisable as of December 31, 2006:

Options Outstanding					Options Exercisable		Unvested
	Shares		Remaining	Weighted	Shares	Weighted	Shares
Range of	Underlying	Year	Contractual	Average	Underlying	Average	Underlying
Exercise Prices	Options	Granted	Life	Exercise Price	Options	Exercise Price	Options

$13.13 - $25.00	15,500	1997	1 years	20.72	15,500	20.72	—
$15.75 - $23.38	4,980	1998	2 years	18.97	4,980	18.97	—
$16.94 - $21.00	24,230	1999	3 years	19.53	24,230	19.53	—
$18.00 - $26.19	26,500	2000	4 years	23.69	26,500	23.69	—
$22.50 - $37.38	219,369	2001	5 years	29.13	219,368	29.13	—
$27.49 - $33.75	273,970	2002	6 years	30.13	183,670	30.12	90,300
$26.18 - $37.42	287,540	2003	7 years	34.76	146,070	35.07	141,470
$36.56 - $60.45	247,195	2004	8 years	56.63	106,924	57.82	140,271
$46.25 - $66.86	305,206	2005	9 years	55.49	98,127	54.17	207,079
$50.41 - $64.61	293,945	2006	10 years	55.15	—	—	293,945

	1,698,434			$43.16	825,369	$36.42	873,065

The following table summarizes the activity for stock options during the respective years for all of our stock plans.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value (1)
	(Shares)	($/Share)	(Years)	($ in thousands)
Options outstanding January 1, 2004	2,535,159	$30.23		$15,946
Granted	342,950	55.98
Exercised	(873,626)	29.30
Forfeited	(46,885)	34.49

Options outstanding December 31, 2004	1,957,598	35.05		41,619
Granted	345,230	55.37
Exercised	(510,316)	31.92
Forfeited	(95,902)	40.14

Options outstanding December 31, 2005	1,696,610	$39.85		21,971
Granted	296,370	55.37
Exercised	(214,868)	31.92
Forfeited	(79,678)	40.14

Options outstanding December 31, 2006	1,698,434	$39.85	4.1	$14,640

Options exercisable December 31, 2006	825,369	$36.42	2.7	$12,676

Options available for grant December 31, 2006	362,877

(1)	The intrinsic value of an option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option, or the market price at the end of the period less the exercise price. At December 31, 2006, 2005, 2004 and 2003, the closing price per share of our common stock on the NYSE was $51.78, $52.80 and $56.31 and $36.52, respectively.
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
The table below summarizes the activity for restricted stock and units during the respective years:

	Restricted	Weighted Average
	Stock and Units	Grant Date Fair	Aggregate Intrinsic
	(1)	Value	Value (2)
	(Shares)	($/Share)	($ in thousands)
Unvested restricted stock January 1, 2004	25,333	$35.44	$925
Granted	49,000	58.28
Vested	(22,333)	44.29
Forfeited	—	—

Unvested restricted stock December 31, 2004	52,000	53.16	2,928
Granted	146,423	57.47
Vested	(22,892)	56.64
Forfeited	(4,317)	59.07

Unvested restricted stock December 31, 2005	171,214	$56.23	9,040
Granted	78,616	55.07
Vested	(1,440)	58.88
Forfeited	(9,179)	58.88

Unvested restricted stock December 31,2006	239,211	$55.73	$12,386

(1)	At December 31, 2006 and 2005, includes 41,882 and 52,501 restricted units unvested and outstanding, respectively, granted in July 2005 pursuant to a retention bonus plan for certain employees at an average price of $58.76 per unit. See above discussion of the terms of our retention bonus plan.

(2)	For unvested shares of restricted stock, the intrinsic value is calculated using the closing price of our common stock at the end of the period. At December 31, 2006, 2005, 2004 and 2003, the closing price per share of our common stock on the NYSE was $51.78, $52.80 and $56.31 and $36.52, respectively.
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

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net income — as reported	$105,169	$162,824
Add: Stock-based compensation expense included in net income, net of tax	3,292	2,581
Less: Stock-based compensation expense determined using fair value method, net of tax	4,679	4,694

Net income — pro forma	$103,782	$160,711

Net income per share — basic — as reported	$3.66	$5.50
Net income per share — diluted — as reported	3.62	5.44

Net income per share — basic — pro forma	$3.62	$5.43
Net income per share — diluted — pro forma	3.57	5.37
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
NOTE 5 — Income Taxes
The components of our state and federal income tax provision are:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Current:
State	$(16)	$(258)	$3,411
Federal	24,668	5,593	42,681

Total current	24,652	5,335	46,092
Deferred :
State	6,544	1,149	3,236
Federal	16,158	56,406	47,264

Total deferred	22,702	57,555	50,500

Total income tax provision	$47,354	$62,890	$96,592

For the year ended December 31, 2006, we had estimated taxable income of $132.8 million, including tax deductions of $3.1 million for certain non-qualified stock options. A major component of taxable income for 2006 relates to the sale of substantially all of our Gulf of Mexico natural gas and oil properties during the first and second quarters of 2006 (see Note 10— Acquisitions and Dispositions — Sale of Texas and Louisiana Gulf of Mexico Assets). Total taxable gains from the sales of these assets are estimated at $264 million. In addition, during 2006, we utilized all of our federal net operating loss carryforwards to partially offset taxable income in 2006, which resulted in additional alternative minimum tax credits of $6.2 million and a federal income tax receivable of $11.3 million, which was refunded in January 2007.
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

	Years Ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Derivative instruments	$10,446	$146,716
Future post retirement benefit obligation	1,271	—
Ineffectiveness derivative instruments	—	1,135
Net operating loss	979	11,101
Alternative minimum tax credit carryforwards	2,961	8,728
Deferred compensation	9,192	5,728

Total gross deferred tax assets	24,849	173,408
Deferred tax liabilities:
Oil and gas property and equipment	377,367	368,788
Ineffectiveness of derivative instruments	560	—

Total gross deferred tax liabilities	377,927	368,788

Net deferred tax liability	$353,078	$195,380

Reflected in the accompanying Balance Sheet as:
Current — deferred income tax asset	$(10,244)	$(145,922)
Non-current deferred income tax liability	363,322	341,302

	$353,078	$195,380

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
If we terminate the employment of an executive without “cause” (as defined in the agreement), or if the executive terminates his employment with us for “good reason” (as defined in the agreement, which includes the occurrence of certain events following a change in control, including the pending merger with Forest (see Note 11 — Subsequent Events — Pending Merger With Forest Oil Corporation)), we are obligated to pay the executive a lump-sum severance payment equal to 2.99 times his or her then current annual rate of total compensation, and to continue certain medical and insurance benefits for a specified time period. Total compensation is defined to include salary, targeted bonus and car allowance.

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The agreements further provide that if any payments made to the executive, whether or not under the agreement, would result in an excise tax being imposed on the executive under Section 4999 of the Internal Revenue Code on “excess parachute payments,” we will make each of the executives “whole” on a net after-tax basis. We may terminate an executive’s employment for cause without financial obligation (other than payment of any accrued obligations). Each executive may terminate his or her employment at any time for any reason. In the event the executive’s employment is terminated by us without cause or upon death or disability, or if the executive terminates his employment with us for good reason, any unvested shares of restricted stock, unvested options or similar deferred compensation automatically will vest and any other conditions to such awards shall be deemed satisfied.
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
The merger agreement dated January 7, 2007 with Forest (see Note 11 — Subsequent Events — Pending Merger With Forest Oil Corporation) permits us to amend each of the employment agreements with our executive officers to provide for a transitional period of 60 days following the effective time of the merger. Pursuant to such amendment, the executive would agree not to assert that he or she has good reason to terminate employment and to remain employed for 60 days following the effective time of the merger. In exchange, we would agree that (a) the executive will continue to be paid base salary during such transitional period at the rate in effect immediately prior to the effective time of the merger, (b) unless otherwise agreed in writing with the executive, the executive’s employment will terminate on the last day of such 60-day transitional period and (c) such termination (or any earlier termination by the employer without cause or due to the executive’s death or disability) will be deemed to be a termination by the employer without cause for all purposes under the employment agreement. As of the date of this Annual Report, all of our executives have signed amendments to their employment agreements as described above.
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
Amendments to Employment Agreements — 2005
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
Lump-Sum Payments to Executives Under Employment Contracts — 2005 and 2004
On December 8, 2005, we terminated our employment agreement with John H. Karnes, who resigned as Senior Vice President and Chief Financial Officer, and entered into a separation agreement and general release with Mr. Karnes. The separation agreement provided for full settlement of any compensation and benefits to which Mr. Karnes would otherwise be entitled under his employment agreement. Mr. Karnes received a cash lump-sum severance payment of $1.5 million and was entitled to receive certain welfare benefits at our expense for a specified period following termination of employment. In addition, we incurred $1.7 million in stock compensation expense pursuant to the accelerated vesting of Mr. Karnes’ restricted stock and stock options.
Pursuant to a management organizational change made within our company in November 2004 that changed the reporting responsibilities of three executive officers, Charles W. Adcock, Senior Vice President and General Manager — Offshore Division, resigned effective December 14, 2004, and Timothy R. Lindsey, Senior Vice President of Exploration, and Tracy Price, Senior Vice President — Land, resigned effective March 1, 2005. Pursuant to their resignations and the termination of their employment agreements with our company, during the fourth quarter of 2004, we incurred approximately $5.1 million in general and administrative expense of which $1.3 million, $1.1 million and $1.0 million, respectively, related to lump-sum severance entitlements for Messrs. Adcock, Lindsey and Price and, $1.7 million related to expense incurred as a result of the accelerated vesting of all their outstanding stock options and restricted stock.
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

Natural Gas Derivatives at December 31, 2006	Fixed Price Swaps		Collars			December 31, 2006
	Daily	NYMEX	Daily	NYMEX
	Volume	Contract	Volume	Contract Price		Fair Value
Period	(MMBtu)	Price	(MMBtu)	Floor	Ceiling	(thousands)

January — December 2007	—	—	30,000	$5.000	$6.597	$(10,151)
January — December 2008	—	—	20,000	5.000	5.720	(17,247)

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

THE HOUSTON EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Derivatives at December 31, 2005	Fixed Price Swaps		Collars			December 31, 2005
	Daily	NYMEX	Daily	NYMEX
	Volume	Contract	Volume	Contract Price		Fair Value
Period	(MMBtu)	Price	(MMBtu)	Floor	Ceiling	(thousands)

January — December 2006	30,000	$5.893	220,000	$5.774	$7.090	$(352,456)
January — December 2007	—	—	30,000	5.000	6.597	(40,255)
January — December 2008	—	—	20,000	5.000	5.720	(24,947)

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
Disposition and Exchange of Appalachian Basin Assets. In connection with the KeySpan Exchange on June 2, 2004 (see Note 3 — KeySpan Exchange and Offering), we divested all of our Appalachian Basin assets with an agreed upon value of $60 million. Pursuant to an Asset Contribution Agreement, we contributed to Seneca-Upshur all of the assets relating solely to our Appalachian Basin assets that were not already owned by Seneca-Upshur, and Seneca-Upshur assumed all of the liabilities relating to the Appalachian Basin assets for which it was not already liable. In the KeySpan Exchange, all of the stock of Seneca-Upshur was then conveyed to KeySpan and effective June 1, 2004, Seneca-Upshur became an indirect wholly-owned subsidiary of KeySpan.
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

	As of December 31,
	2006	2005	2004
	(in thousands)
Property acquisition and leasehold costs
Unevaluated	$2,334	$31,009	$28,059
Proved	112,646	232,784	179,281
Exploration costs	71,195	112,634	63,646
Development costs
Development drilling	426,615	366,902	245,971
Asset retirement obligations costs — assumed (1)	38,113	23,651	12,116
Asset retirement obligations costs — properties sold (1)	(88,375)	(32)	(12,714)
Asset retirement expenditures (1)	—	(971)	(2,362)

Total development costs	376,353	389,550	243,011

Total costs incurred	$562,528	$765,977	$513,997

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006 (1)
Total revenues(2)	$177,604	$145,914	$131,337	$76,742
Total operating expenses(3)	124,436	93,353	81,809	105,151
Income (loss) from operations	53,168	52,561	49,528	(28,409)
Net income (loss)(4)	29,772	23,371	34,003	(19,363)

Net income (loss)per share — basic(7)	$1.03	$0.82	$1.22	$(0.69)
Net income (loss) per share — diluted(7)	$1.02	$0.81	$1.22	$(0.69)

2005
Total revenues(5)	$165,720	$175,817	$125,413	$154,593
Total operating expenses(6)	104,119	106,117	109,180	117,391
Income from operations	61,601	69,700	16,233	37,202
Net income	33,438	43,830	8,081	19,820

Net income per share — basic(7)	$1.17	$1.53	$0.28	$0.69
Net income per share — diluted(7)	$1.16	$1.51	$0.28	$0.69

(1)	Operating results for 2006 reflect the sale of substantially all of our Gulf of Mexico assets with completion of the sale of the Texas offshore assets on March 31, 2006 and the completion of the sale of the Louisiana offshore assets on June 1, 2006. In addition, the fluctuations in total revenues each quarter reflect the loss of hedge accounting during the first quarter of 2006 and the subsequent application of mark-to-market accounting for open derivative contracts. The loss of hedge accounting was a result of market factors subsequent to Hurricanes Katrina and Rita and the sale of the Gulf of Mexico assets.

(2)	For the fourth quarter of 2006, total revenues includes a net loss of $41.2 million from hedging activities which includes the following items: (i) a $1.5 million loss realized on contracts settled during the fourth quarter; (ii) an unrealized loss of $46.6 million for the mark-to-market change in the fair value of open derivative contracts; and (iii) a $6.9 million unrealized gain for ineffective contracts.

(3)	For the fourth quarter of 2006, total operating expenses includes a writedown in the carrying value of our natural gas and oil properties of $19.0 million ($12.3 million net of tax) incurred due to the cumulative effect of higher finding and development costs during recent years, combined with higher estimated future operating and development costs at year-end 2006.

(4)	For the fourth quarter of 2006, the loss from operations and the net loss were primarily due to realized natural gas prices that averaged $5.80 per Mcf; higher depreciation, depletion and amortization expense caused by higher rates due to higher finding and development costs and higher estimated future development costs; and a writedown in the carrying value of our natural gas and oil properties of $19.0 million ($12.3 million net of tax).

(5)	For the fourth quarter of 2005, total revenues includes a net loss of $116.5 million from hedging activities which includes the following items: (i) a $164.5 million loss realized on contracts settled during fourth quarter; (ii) a $20.6 million unrealized gain for the deferral of losses on settled contracts that were deferred to accumulated other comprehensive income due to an offshore production shortfall; and (iii) a $27.6 million unrealized gain for ineffective contracts which includes $26.4 million due to loss of correlation between the NYMEX price and the Houston Ship Channel index during the fourth quarter of 2005.

(6)	For the fourth quarter of 2005, total operating expenses includes $4.0 million in additional general and administrative expenses related to severance and other separation related payments made to certain former employees, including our former Chief Financial Officer.

(7)	Quarterly earnings per share is based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and/or the issuance or repurchase of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.