Form 10-K/A
period 2006-12-31
HOUSTON EXPLORATION CO
filed 2007-04-02
CIK 1015293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE
The Houston Exploration Company (“Houston Exploration”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to include in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2007, as amended by the Annual Report on Form-K/A (Amendment No. 1) filed with the SEC on March 5, 2007 (collectively, the “Original Filing”), the items required by Part III which originally were expected to be incorporated by reference to the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders, and the officer certifications associated with same.
Except for the addition of the Part III information and the filing of related certifications, no other changes have been made to the Original Filing. This Amendment No. 2 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.
Available Information
On January 7, 2007, we announced that we had entered into a definitive agreement and plan of merger with Forest Oil Corporation pursuant to which Forest will acquire all of the outstanding shares of Houston Exploration for a combination of cash and Forest common stock. On March 21, 2007, Forest filed an Amendment No. 1 to its Registration Statement on Form S-4 with the SEC, including a preliminary joint proxy statement / prospectus, with respect to the merger. Investors are urged to carefully read the information contained in the materials regarding the proposed transaction once the registration statement is declared effective and the joint proxy statement / prospectus is mailed to stockholders. Investors may obtain a copy of the joint proxy statement / prospectus, free of charge, at the SEC’s web site at www.sec.gov.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Directors of Houston Exploration
The following information reflects the business experience of each individual serving on the Board of Directors (the “Board”) of Houston Exploration:

Name	Age	Director Since
Robert B. Catell	70	1986
John U. Clarke	54	2003
David G. Elkins	65	1999
William G. Hargett	57	2001
Harold R. Logan, Jr.	62	2002
Thomas A. McKeever	63	2005
Stephen W. McKessy	69	2003
Donald C. Vaughn	71	1997

Robert B. Catell has been a director since 1986 and served as Chairman of the Board from 1986 to June 2004. As a result of KeySpan Corporation’s reduced ownership in our stock in June 2004, KeySpan reduced its representation on the Board, and Mr. Catell resigned as Chairman of the Board, but continues to serve as a member of the Board. Mr. Catell is the Chairman and Chief Executive Officer of KeySpan Corporation, a publicly traded diversified energy provider, and has held this position since July 1998. Mr. Catell joined KeySpan’s subsidiary, The Brooklyn Union Gas Company, in 1958 and was elected Assistant Vice President in 1974, Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. Mr. Catell was appointed Brooklyn Union’s Chief Operating Officer in 1986 and President in 1990. Mr. Catell served as President and Chief Executive Officer of Brooklyn Union from 1991 to 1996 when he was elected Chairman and Chief Executive Officer and held these positions until the formation of KeySpan in May 1998 through the combination of Brooklyn Union’s parent company, KeySpan Energy Corporation, and certain assets of Long Island Lighting Company. Mr. Catell serves on the Boards of Alberta Northeast Gas, Ltd., Keyera Facilities Income Fund, Edison Electric Institute, New York State Energy Research and Development Authority, the Business Council of New York State, Inc., The Partnership for New York City, and is Chairman of the Board of the Long Island Association. Mr. Catell received both his Bachelor’s and Master’s Degrees in Mechanical Engineering from City College of New York. He holds a Professional Engineer’s License in New York State, and attended Columbia University’s Executive Development Program and Harvard Business School’s Advanced Management Program.
John U. Clarke became a director in December 2003. Since December 2004, Mr. Clarke has been Chairman and Chief Executive Officer of NATCO Group Inc., a publicly traded oil services and equipment company. From May 2001 to such time, Mr. Clarke was President of Concept Capital Group, a financial and strategic advisory firm originally founded by Mr. Clarke in 1995. Immediately prior to reestablishing the firm, Mr. Clarke was a managing director of SCF Partners, a private equity investment company focused on the oil and gas services and equipment sectors of the energy industry. From 1999 to June 2000, Mr. Clarke was Executive Vice President of Dynegy, Inc. where he was also an Advisory Director and member of the Office of the Chairman. Mr. Clarke joined Dynegy in April 1997 as Senior Vice President and Chief Financial Officer. Prior to joining Dynegy, Mr. Clarke was a managing director and co-head of a specialty energy practice group with Simmons & Company International, a Houston-based investment banking firm. From 1995 to 1997, he served as president of Concept Capital Group. Mr. Clarke was Executive Vice President and Chief Financial and Administrative Officer with Cabot Oil and Gas from 1993 to 1995. He was with Transco Energy from 1981 to 1993 in various capacities, last serving as Senior Vice President and Chief Financial Officer. Mr. Clarke is a member of the Board of Directors of Harvest Natural Resources, a publicly traded international oil and gas company. He is also Chairman of the Board of Directors of FuelQuest, a privately held market service provider to the petroleum industry. He received a Bachelor of Arts Degree in Economics from the University of Texas in 1975 and Master of Business Administration from Southern Methodist University in 1976.
David G. Elkins has been a director since July 1999. In January 2003, Mr. Elkins retired as President and Co-Chief Executive Officer of Sterling Chemicals, Inc., a chemicals producing company. Prior to joining Sterling Chemicals in 1998, Mr. Elkins was a senior partner in the law firm of Andrews & Kurth L.L.P., where he specialized in corporate and business law, including mergers and acquisitions, securities law matters and corporate governance matters. Mr. Elkins serves as a director of ZiLOG, Inc. and Pliant Corporation. He received his J.D. degree from Southern Methodist University in 1968.
William G. Hargett was appointed President and Chief Executive Officer and a Director in April 2001, and was appointed Chairman of the Board in June 2004. From September 2000 until joining Houston Exploration, Mr. Hargett was a private investor. From May 1999 until August 2000, Mr. Hargett was President-North America of Santa Fe Snyder Corporation. Prior to that he was President and Chief Operating Officer and a director of Snyder Oil Corporation. Prior to joining Snyder Oil Corporation in April 1997, Mr. Hargett served as President of Greenhill Petroleum Corporation, the U.S. oil and gas subsidiary of Australian-based Western Mining Corporation, from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett was employed in various exploration capacities by Tenneco Oil Corporation from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned a B.S. and an M.S. from the University of Alabama.
Harold R. Logan, Jr. was appointed to our Board of Directors in December 2002. From 2003 until September 30, 2006 Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc. and from 1995 through 2002 he was the Chief Financial Officer, Executive Vice President and Treasurer and a Director of TransMontaigne. On October 1, 2006, TransMontaigne was sold to Morgan Stanley Group, Inc. From 1985 to 1994, Mr. Logan was Senior Vice President/Finance and a Director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. In addition, Mr. Logan is Chairman of the Board of Supervisors of Suburban Propane Partners, L.P., and a Director of Graphic Packaging Corporation, Rivington Capital Advisors LLC, and Hart Energy Publishing LLP. Mr. Logan received a B.S. in Economics from Oklahoma State University and an M.B.A. – Finance from Columbia University Graduate School of Business.
Thomas A. McKeever was appointed to our Board in February 2005. Mr. McKeever retired as Chairman of Sempra Metals Group, a global metals trading business headquartered in London, on December 31, 2006. He had served in that position since February 2002. From July 2001 to January 2002, Mr. McKeever worked as a private consultant. From July 2000 to July 2001, he served as Vice Chairman of Enron Europe Limited, a subsidiary of Enron Corp., an integrated provider of products and services related to natural gas, electricity and communications, where he oversaw the integration of MG plc, a metals trading group listed on the London Stock Exchange, into Enron Europe. Mr. McKeever resigned from Enron Europe in July 2001. MG plc was spun off from Metallgesellschatf Group, a German-based metals and engineering group, in September 1999 via an initial public offering. Mr. McKeever served as Executive Chairman of MG plc until its acquisition by Enron Europe in July 2000. From 1994 until September 1999, Mr. McKeever worked in various capacities for the Metallgesellschaft Group. From 1977 to 1994, Mr. McKeever worked at AMAX, Inc., a global metals and energy producer. At AMAX he served in a variety of positions, including Executive Vice President and board member. From 1973 to 1976, Mr. McKeever was employed at JWP, a utility holding company in Long Island, New York. From 1965 to 1972 Mr. McKeever worked at Arthur Andersen, New York. Mr. McKeever received a Bachelor of Science degree from Fordham University in 1965 and a Certified Public Accountant license from New York State in 1968.
Stephen W. McKessy was elected to our Board in July 2003. Mr. McKessy is a retired partner of PricewaterhouseCoopers. He was admitted to the partnership as a tax partner and subsequently became the firm’s National Director of State and Local Taxes. Thereafter, and during his 37 years with the firm, he held various management positions. He was the Managing Partner of the Stamford Office and then became the Managing Partner of the New York office and region. He was elected to the firm’s Executive Committee and became Deputy Chairman of U.S. operations. He concluded his career at the firm as Vice Chairman Client Services. He is a member of the Board of Directors of KeySpan Corporation where he serves as the Lead Director. He also serves on the Executive Committee, the Audit Committee and the Compensation & Management Development Committee at KeySpan. He graduated from St. John’s University in New York, where he now serves as a member of the College of Business Administration Board of Advisors. He also serves as a director of the Greater New York Boy Scouts of America.
Donald C. Vaughn has been a Director since 1997 and is retired Vice Chairman of Halliburton Company, a publicly traded oilfield services company, where he served in that capacity from the time Dresser Industries, Inc. merged with Halliburton in 1998 until his retirement on March 2001. Prior to the merger, Mr. Vaughn was President, Chief Operating Officer and member of the board of directors of Dresser starting in 1996. Prior to his appointment as President and Chief Operating Officer of Dresser, Mr. Vaughn served as Executive Vice President of Dresser, responsible for Dresser’s Petroleum Products and Services and Engineering Services Segment from November 1995 to December 1996; Senior Vice President of Operations of Dresser from January 1992 to November 1995; and Chairman, President and Chief Executive Officer of The M.W. Kellogg Company, an international engineering and construction company, from November 1983 to June 1996. Mr. Vaughn joined M.W. Kellogg in 1958 and is a registered Professional Engineer (inactive) in the State of Texas. He has been recognized as a distinguished engineering alumnus of Virginia Polytechnic Institute, from which he holds a B.S. in civil engineering. Mr. Vaughn serves as a director of SHAWCOR Ltd., a publicly traded Canadian oil service company.

Executive Officers of Houston Exploration
The following information concerns our executive officers as of March 28, 2007, including the business experience of each during the past five years:

Name	Age	Executive Since	Office
William G. Hargett	57	2001	Chairman, President and Chief Executive Officer
Steven L. Mueller	54	2001	Executive Vice President and Chief Operating Officer
Robert T. Ray	46	2006	Senior Vice President and Chief Financial Officer
Roger B. Rice	62	2002	Senior Vice President – Administration
Jeffrey B. Sherrick	52	2005	Senior Vice President – Business Development
Carolyn M. Campbell	45	2006	Senior Vice President and General Counsel
John E. Bergeron, Jr.	49	2005	Vice President and General Manager –Southern Division
Joanne C. Hresko	45	2004	Vice President and General Manager – Northern Division
James F. Westmoreland	51	1986	Vice President and Chief Accounting Officer

William G. Hargett was appointed President and Chief Executive Officer and a Director in April 2001 and was appointed Chairman of the Board in June 2004. From September 2000 until joining Houston Exploration, Mr. Hargett was a private investor. From May 5, 1999 until August 29, 2000, Mr. Hargett was President-North America of Santa Fe Snyder Corporation. Prior to that he was President and Chief Operating Officer and a director of Snyder Oil Corporation. Prior to joining Snyder Oil Corporation in April of 1997, Mr. Hargett served as President of Greenhill Petroleum Corporation, the U.S. oil and gas subsidiary of Australian-based Western Mining Corporation from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett was employed in various exploration capacities by Tenneco Oil Corporation from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned a B.S. and an M.S. from the University of Alabama.
Steven L. Mueller was appointed Executive Vice President and Chief Operating Officer in November 2004. Mr. Mueller joined the Company in 2001 as Senior Vice President and General Manager - Onshore Division. Immediately prior to joining Houston Exploration, Mr. Mueller had been Senior Vice President — Exploration and Production for Belco Oil and Gas Corp. Mr. Mueller joined Belco Oil and Gas Corp. in 1996 and held various senior management positions involving oil and gas exploration. From 1992 to 1996 Mr. Mueller was Exploitation Vice President for American Exploration Company. From 1988 to 1992, Mr. Mueller was Exploration Manager — South Louisiana for Fina Oil and Chemical Company. Mr. Mueller began his career with Tenneco Oil Corporation in 1975 and held various geological and engineering positions with Tenneco from 1975 to 1988. Mr. Mueller received his B.S. in Geological Engineering from the Colorado School of Mines in 1975.
Robert T. Ray was appointed Senior Vice President and Chief Financial Officer in January 2006. Prior to joining Houston Exploration, Mr. Ray was employed as Senior Vice President, Chief Financial Officer and Treasurer of Group 1 Automotive, a Fortune 500 automotive retailer from May 2004 to December 2005. Prior to joining Group 1 Automotive, Mr. Ray worked for more than 13 years at Dynegy Inc., a Houston-based energy company, holding several senior positions in finance and corporate development. From December 2002 through May 2004, he served as Dynegy’s Senior Vice President and Treasurer with responsibility for all corporate finance, treasury, credit, insurance and trust investment activities. Mr. Ray served as Dynegy’s Senior Vice President-Corporate Development from September 2002 through December 2002; Vice President-Strategic Investments from August 2000 through September 2002; Vice President-Corporate Finance from October 1999 through August 2000; and Assistant Treasurer from January 1994 through October 1999. From January 1991 through January 1994, Mr. Ray was responsible for Dynegy’s financial planning and analysis activities. Finally, Mr. Ray’s prior work experience also includes positions in banking, public accounting and petroleum engineering. Mr. Ray received a bachelor’s degree in petroleum engineering from The University of Texas at Austin and master’s degrees in finance and accounting from the University of Houston.
Roger B. Rice was appointed Senior Vice President of Administration in November 2004. Mr. Rice joined the Company as Vice President – Human Resources and Administration in 2002. Prior to that, Mr. Rice worked as a consultant for Houston Exploration since June 2001. From January 2001 to June 2001, Mr. Rice was a private management consultant and oil and gas investor. From December 1998 to December 2000, Mr. Rice was Vice President and General Manager for

Santa Fe Snyder Corporation, where he was responsible for all onshore exploration and production activities in Texas and New Mexico. Mr. Rice had been Vice President — Human Resources with Snyder Oil Corporation from 1997 until its merger with Santa Fe Resources in 1999. From 1992 to 1997, Mr. Rice was Vice President Human Resources and Administration for Apache Corporation. From 1989 to 1992, he was Managing Consultant with Barton Raben, Inc., an executive search and consulting firm specializing in the energy industry. Previously, Mr. Rice was Vice President Administration for The Superior Oil Company and held various management positions with Shell Oil Company. He earned his B.A. and M.B.A. from Texas Technological University.
Carolyn M. Campbell was appointed Senior Vice President and General Counsel in March 2006. Immediately prior to joining Houston Exploration, Ms. Campbell had been Senior Vice President, Group General Counsel and Corporate Secretary of Dynegy, Inc., where she led the corporate finance, securities, and mergers/acquisitions team within the legal department and was also responsible for corporate governance matters. Prior to joining Dynegy in 2004, Ms. Campbell practiced law for nineteen years in Houston with the firms of Akin Gump Strauss Hauer & Feld LLP, King & Spalding LLP, and Griggs & Harrison P.C., representing clients in corporate finance, securities and mergers/acquisitions matters. Ms. Campbell graduated magna cum laude from Louisiana State University in 1982, majoring in Accounting, and earned her J.D. in 1985 from Louisiana State University. She is a member of the State Bar of Texas, the Houston Bar Association, the American Bar Association, and the Louisiana State Bar Association.
Jeffrey B. Sherrick was appointed Senior Vice President of Corporate Development in April 2005. Immediately prior to joining Houston Exploration, Mr. Sherrick was self-employed working in the energy industry. From February 2004 to December 2004, Mr. Sherrick served as Senior Vice President, Production and Non-Regulated Services for El Paso Production Company, an exploration and production company and a wholly-owned subsidiary of El Paso Corporation. From August 2003 until February 2004, Mr. Sherrick was self-employed. From March 2003 to August 2003, Mr. Sherrick was President and Chief Executive Officer of EVP Oil & Gas (formerly Energy Virtual Partners), a privately held company providing asset management services to major oil and gas producers. From January 2003 until joining EVP Oil and Gas in March 2003, Mr. Sherrick was self-employed. From August 1999 to December 2002, Mr. Sherrick was Chairman and Chief Executive Officer of Enron Global Exploration Production, Inc., a wholly-owned subsidiary of Enron Corp., which was engaged in the international exploration and development of natural gas and oil. Prior to that time, Mr. Sherrick held various management positions with Enron Oil & Gas Company. Mr. Sherrick received a B.S. in Petroleum Engineering from Marietta College in Marietta, Ohio.
John E. Bergeron Jr., Vice President and General Manager — Southern Division, is responsible for all aspects of the Company’s South Texas and Gulf Coast operations. Mr. Bergeron joined the Company as Vice President and General Manager — Offshore Division in March 2005. From June 1995 until his employment with Houston Exploration, Mr. Bergeron worked for Fina Oil and Chemical Company, which was subsequently acquired by Total E&P USA Inc. While at Total, he served as the Quality Manager from August 2004 until March 2005, overseeing management systems and operational improvements for the organization’s operations. From November 2002 until August 2004, he was Manager of Total’s exploration operations at Alaska’s North Slope. From January 2000 until November 2002, he served as Deputy & Manager of Total’s U.S. onshore development operations, and from October 1996 until January 2000, he was the Engineering Manager of the Development Division. He has also held positions at Southwest Royalties, Inc., Fina Oil and Chemical, Tenneco Oil Company and Gulf Oil Corporation. Mr. Bergeron is a licensed Professional Engineer in the State of Texas and received a bachelor’s degree in petroleum engineering from The University of Texas at Austin.
Joanne C. Hresko, Vice President and General Manager – Northern Division, is responsible for the Company’s operations in the Rockies, Arkoma and East Texas areas. Ms. Hresko was appointed Vice President and General Manager — Onshore Division in November 2004. Ms. Hresko joined the Company in 1992 as operations manager and has supervised the exploration and production operations for the onshore region for the past several years. Prior to joining Houston Exploration, she worked at Tex/Con Oil & Gas Company, a subsidiary of BP Exploration. Ms. Hresko received both a bachelor’s and master’s degree in petroleum engineering from Texas A&M University.
James F. Westmoreland has been Vice President and Chief Accounting Officer since October 1995, and also held the title of Corporate Secretary from October 1995 until January 2003. Prior to that, Mr. Westmoreland was Vice President and Comptroller from 1986 to 1995. Mr. Westmoreland was supervisor of natural gas and oil accounting at Seagull Energy Corp. from 1983 to 1986. Mr. Westmoreland holds a B.B.A. in Accounting from the University of Houston.
There are no family relationships among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and certain persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of common stock on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange (the “NYSE”). Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of any forms that they file. We assist our directors and executive officers in complying with these requirements and are required to disclose in this Amendment No. 2 the failure to file these reports on behalf of any reporting person when due.
With respect to our officers and directors, based on our review of such reports, we believe that all such Section 16(a) reports were timely filed during fiscal year 2006.
Code of Ethics
All of our employees, officers and directors are required to comply with our longstanding Ethical Business Conduct Policy Statement to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct covers all areas of professional conduct including:
•	Conflicts of interest

•	Customer relationships

•	Insider trading of our securities

•	Financial disclosure

•	Protection of confidential information

•	Strict legal and regulatory compliance.
Our employees, officers and directors are required to certify their compliance with our Ethical Business Conduct Policy Statement once each year.
In addition to the Ethical Business Conduct Policy Statement, all members of our senior financial management, including our Chief Executive Officer, have agreed in writing to our Code of Ethics for Senior Financial Officers, which prescribes additional ethical obligations pertinent to the integrity of our internal controls and financial reporting process, as well as the overall fairness of all financial disclosures.
The full text of our Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers, which were both amended and restated in 2006, can be found under the “Shareholder/Financial — Corporate Governance” section of our website at www.houstonexploration.com, and a copy will be provided, without charge, upon request by contacting the Corporate Secretary at The Houston Exploration Company, 1100 Louisiana Street, Suite 2000, Houston, TX 77002. We intend to promptly disclose via a Current Report on Form 8-K or an update to our website information about any amendment to, or waiver of, these codes with respect to our executive officers and directors.
Procedures for Nominating Directors
Qualifications for Nominations to the Board of Directors
The Nominating and Governance Committee independently identifies qualified candidates for nomination to the Board and evaluates, in the same manner as all other candidates, the qualifications of all candidates that stockholders properly recommend for nomination. All candidates are considered under the Qualifications for Nominations to the Board of Directors Policy which is available under the “Shareholder/Financial — Corporate Governance” section of our website at www.houstonexploration.com. In addition, we have an established process for the selection of nominees as described in Item 8 of the Corporate Governance Guidelines. Nominees are evaluated based on their background, experience and other relevant factors described in the Qualifications for Nominations to the Board of Directors Policy. In accordance with our Bylaws and Corporate Governance Guidelines, stockholders desiring to make director candidate recommendations are required to submit such nominations between 60 and 90 days in advance of the first anniversary of the mailing of the previous year’s Proxy Statement, except that if our annual meeting occurs more than 30 days from the anniversary of the prior year’s annual meeting, stockholders must submit such nominations not later than the later of 90 days in advance of such meeting, or ten days following the date on which we publicly announce the date of the meeting. Such nominations must be submitted to our Corporate Secretary, The Houston Exploration Company, 1100 Louisiana St., Suite 2000, Houston, Texas 77002. As of March 28, 2007, no such recommendations have been received with respect to our 2007 annual meeting.

Audit Committee
The Audit Committee’s purpose is to assist the Board in fulfilling its responsibilities to oversee management activities related to accounting and financial reporting policies, internal controls, auditing practices and related legal and regulatory compliance. In that connection, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent public accountants for the purposes of preparing or issuing an audit report or performing other audit, review or attest services. The Audit Committee determines the independence of our independent public accountants, and our independent public accountants report directly to the Audit Committee, which also must review and pre-approve the current year’s audit and non-audit fees. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s internal audit function. The Audit Committee has the authority to select, retain and/or replace consultants to provide independent advice to the Committee.
The Audit Committee operates under a charter that was amended and restated in February 2007 and is available under the “Shareholder/Financial — Corporate Governance” section of our website at www.houstonexploration.com and also upon request, without charge, by contacting the Corporate Secretary at The Houston Exploration Company, 1100 Louisiana Street, Suite 2000, Houston, TX 77002.
The Audit Committee Charter prescribes the Committee’s functions, which include the following:
•	Maintaining our compliance with legal and regulatory requirements relating to financial reporting accounting and controls

•	Overseeing our whistleblower procedures

•	Overseeing the pre-approval of audit fees

•	Appointing and overseeing our independent public accountants

•	Overseeing our internal audit function

•	Overseeing the integrity of our financial reporting processes, including the Company’s internal controls

•	Assessing the effect of regulatory and accounting initiatives, as well as any off-balance sheet structures, on our financial statements

•	Reviewing our earnings press releases, guidance and SEC filings

•	Overseeing our risk analysis and risk management procedures

•	Resolving any disagreements between management and the independent public accountants regarding financial reporting

•	Overseeing our business practices and ethical standards

•	Preparing an audit committee report to be included in our public filings pursuant to applicable rules and regulations of the SEC.
John U. Clarke, David G. Elkins, Harold R. Logan, Jr. and Stephen W. McKessy serve on the Audit Committee. All members of the Audit Committee satisfy all NYSE criteria for independence and meet all financial literacy and other NYSE requirements for Audit Committee service. The Board has determined that John U. Clarke is an “audit committee financial expert” as defined by the rules of the SEC.
Report of The Audit Committee of The Board of Directors
The Audit Committee’s purpose is to assist the Board in fulfilling its responsibilities to oversee management activities related to accounting and financial reporting policies, internal controls, auditing practices and related legal and regulatory compliance. In that connection, the Audit Committee reviews and reports to the Board with respect to various auditing and accounting matters, including overseeing the integrity of our quarterly and annual financial statements; our compliance with legal and regulatory requirements; the selection, and annual review of independence, qualifications, performance and compensation of our independent public accountants; the performance of our internal audit function; the review and pre-approval of the current year audit and non-audit fees; compliance with our business practices and ethical standards; and overseeing our risk analysis and risk management. The Audit Committee also performs an annual self-assessment of its effectiveness and reviews its charter annually. This is a report on the Audit Committee’s activities relating to the year ended December 31, 2006.
The Audit Committee is composed of four independent directors. The Board has made a determination that each member of the Audit Committee is independent and financially literate as required by the Sarbanes-Oxley Act of 2002 and applicable SEC and NYSE rules. The Board has also determined that one or more members of the Audit Committee has accounting or related financial management expertise and that Mr. John U. Clarke is an “audit committee financial expert” as defined by rules of the SEC.
The Audit Committee operates pursuant to a charter that was amended and restated in February 2007 and is available on our website at www.houstonexploration.com under the “Shareholder/Financial - Corporate Governance” section. In addition, a copy of the Audit Committee Charter will be provided, without charge, upon request by contacting the Corporate Secretary at The Houston Exploration Company, 1100 Louisiana Street, Suite 2000, Houston, TX 77002.
As set forth in the charter, management is responsible for the preparation, presentation and integrity of Houston Exploration’s financial statements, and for the procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent public accountants are responsible for auditing the annual financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.
The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not experts in the fields of accounting or auditing, including the issue of auditor independence. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management, Houston Exploration’s internal audit firm and the independent public accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the financial statements has been carried out in accordance with generally accepted auditing standards, the financial statements are presented in accordance with generally accepted accounting principles, or the independent public accountants are in fact “independent.”
The Audit Committee met 10 times during 2006. At least once each quarter the Audit Committee meets in executive sessions with the independent public accountants outside the presence of management.
In performing its oversight function, the Audit Committee reviews and discusses with management and the independent public accountants the annual audited financial statements and quarterly operating results prior to their issuance. During 2006, management advised the Committee that the financial statements reviewed had been prepared in accordance with generally accepted accounting principles, and reviewed significant accounting and disclosure issues with the Audit Committee. These reviews included discussion with the independent public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61, Communication with Audit Committees, as modified or supplemented. The Audit Committee has received the written disclosures from the independent public accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed such independence with the independent public accountants. The Audit Committee also reviewed the requirements and Houston Exploration’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
Based on its reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of Houston Exploration’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.
The following members of the Audit Committee have given this report:
John U. Clarke – Chairman
David G. Elkins – Committee Member
Harold R. Logan, Jr. – Committee Member
Stephen W. McKessy – Committee Member
     The foregoing report of the Audit Committee will not be deemed to be “soliciting material” or to be incorporated by reference by any general statement incorporating this Form 10-K/A (Amendment No. 2) by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the Audit Committee Report by reference, and will not otherwise be deemed filed under those Acts.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The Compensation and Management Development Committee, which we refer to as the “Compensation Committee”, has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee has engaged and retained Towers Perrin to act as an independent compensation consultants reporting directly to the committee to advise and consult on compensation issues.
Throughout this Form 10-K/A (Amendment No. 2), the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2006, and each of our three other most highly compensated executive officers, as included in the 2006 Summary Compensation Table on page 18, are referred to as the “Named Executive Officers” or “NEOs”.
Compensation Program Objectives
Houston Exploration’s executive compensation program is designed to achieve three goals:
•	Attract and retain key executives responsible for our continued growth and profitability;

•	Motivate management to enhance long-term stockholder value; and

•	Correlate a substantial portion of management’s compensation to measurable performance, including specific financial and operating goals.
The executive compensation program is designed to achieve these goals by:
•	Providing competitive levels of total compensation when compared to the companies with whom we compete for executive talent;

•	Providing approximately half of each executive’s cash compensation in the form of performance-based components (annual incentives);

•	Providing a significant portion of each executive’s compensation in the form of equity incentives (stock options and restricted stock);

•	Requiring that executives maintain meaningful levels of share ownership as described on page 16 under the heading “Stock Ownership Guidelines”.

Components of Compensation
In order to accomplish these goals, we have structured an executive compensation program comprised of these primary forms of remuneration:

Component	Attributes	Rationale
Base Salary	Fixed compensation, eligible for annual merit increases, and payable semi-monthly	•	Standard market practice
		•	Compensation for day-to-day responsibilities of position
		•	Reflects the experience, responsibilities and contribution of each individual executive officer

Annual Incentive	Variable cash compensation earned only when established annual performance goals are achieved	•	Standard market practice
		•	Reduces fixed compensation cost
		•	Motivates and rewards executives for achievement of meaningful performance goals on an annual basis

Stock Options	Right to purchase Houston Exploration stock at a fixed price at some date in the future (not to exceed 10 years from the date of grant), earned contingent upon continued employment.
Awarded at the closing price on the date of grant.
	Awards vest in equal portions over a three-year period.	•	Provision of some form of long-term incentive is standard market practice
		•	Motivates and rewards executives for company performance over a multi-year period
		•	Enhances retention of executives by vesting awards over a three-year period
		•	Ties executive rewards to stockholder interests

Restricted Stock	Actual shares of Houston Exploration stock, earned contingent upon continued employment. Awards vest on the third anniversary of the date of grant.	•	Provision of some form of long-term incentive is standard market practice
		•	Motivates and rewards executives for company performance over a multi-year period
		•	Enhances retention of executives by vesting awards at the end of a three-year period
		•	Ties executive rewards to stockholder interests

Retirement Benefits	401(k) Defined Contribution Plan	•	Standard market practice
		•	Provides a form of benefits offered to all employees

	Supplemental Executive Retirement Plan (SERP)	•	Restores certain benefits that are limited by the Internal Revenue Code (the “Code”)

Other Benefits	Fixed component, comprised of health insurance, life insurance, vision, deferred compensation, long-term disability	•	Provides form of benefits offered to all employees
		•	Provides for basic life and income security needs
		•	Provides supplemental benefits to assist in executives’ roles as representatives of Houston Exploration

Severance Benefits	Multiple of salary and bonus, continuation of benefits, and vesting of outstanding equity incentive awards in the case of certain qualifying terminations, including termination following a change-in-control	•	Provides a bridge to future employment in the event an executive is terminated under certain circumstances
		•	Provides additional security to allow executives to focus on issues critical to the success of Houston Exploration even in the face of uncertainty (e.g., a sale of the company)
Compensation Element Details
•	Base Salary
–	Base compensation is initially established for each executive through negotiation and is reflected in the executive’s employment agreement. Thereafter, salaries are reviewed annually, based on a number of factors, both quantitative, including detailed organizational and competitive analyses performed by Towers Perrin, an independent consultant engaged by the Compensation Committee, and qualitative, including the Compensation Committee’s perception of the executive’s experience, performance and contribution. The Compensation Committee typically follows a practice of maintaining base salaries at approximately the level constituting the fiftieth percentile of our peer group, and deviates from this practice in individual cases when market conditions or other factors warrant. The Compensation Committee does not assign any pre-determined weight to any factors in its annual review process.

–	Based on a review of executive pay conducted in October 2006 by the consultant, salaries for all of the NEOs were within 10% of the market median.

–	The average salary increase for the NEOs overall during 2006 was 7.9%. The Chief Operating Officer received a 14.29% salary increase and the Chief Executive Officer received an 11.11% salary increase in October of 2006, in order to better align salaries with peer companies.

•	Annual Incentive
–	Under our annual incentive compensation program, each executive has the opportunity to earn an additional cash incentive compensation bonus based on the achievement of pre-determined operating and financial performance measures established annually by the Compensation Committee.

–	Each executive’s bonus opportunity is initially reflected in the executive’s employment agreement and subsequently reviewed annually. Currently, the Compensation Committee has set annual bonus opportunities as a percentage of base salary as follows:

•	CEO	85% of annual earned salary
•	COO	65% of annual earned salary
•	Other executives	55% of annual earned salary
–	Each of these bonus opportunities reflects the percentage of salary each executive could expect to earn in the form of an incentive bonus, if the Company and the executive achieve target performance under all performance measures established for the year. Depending upon actual performance, each executive may earn between 0% and 200% of his or her bonus opportunity.

–	During 2006, the following measures determined the size of bonus awards earned by employees, including all NEOs, classified in the corporate group of the program: Cash Flow, Reserve Additions, and Finding Costs. The measures are each significant measures of our business success and are weighted equally. For purposes of the annual incentive compensation program, Cash Flow is defined as cash provided by operating activities (per our audited consolidated statement of cash flows) before the effect of any changes in operating assets and liabilities. Reserve Additions is the net amount of additions from all sources to our oil and gas reserve base at the beginning of the year as determined by our independent, outside reserve engineering consultants. Finding Cost is the total amount of capital expended on exploration, development, and acquisitions compared to the total amount of reserves booked during the year (expressed as $/Mcfe).

–	The targets for these measures are derived from our 2006 business plan as approved by the Board and are set at or above the levels set within the business plan. Achievement over and above the targets can occur only when the annual business plan is exceeded. Inasmuch as the annual business plan is our estimate of maximum expected achievement for the year, exceeding the targets for the three measures is unusual and difficult.

–	Under our annual incentive compensation program, the Compensation Committee has discretion to adjust targets, as well as individual awards, either positively or negatively. The Compensation Committee did not exercise discretion in the determination of individual awards to the NEOs for the year ended December 31, 2006. However, the Board noted that the targets established by the Compensation Committee in January 2006 were predicated upon the sale of our offshore assets and the successful redeployment of the proceeds in new properties and that the Board had continued to reevaluate its strategic alternatives throughout the year, resulting in a decision not to make any significant acquisitions of assets. Accordingly, in determining incentive compensation for 2006, the Compensation Committee took into account the impact on its previously established targets of this course of events, which was beyond the ability of the employees to control, and adjusted the target associated with one of the measures applicable to employees, including all NEOs, classified within the corporate group of the plan.

–	Actual achievement levels for 2006 are highlighted in the table below:

Measure	Weight	Threshold	Target	Maximum	2006 Actual
Cash Flow	33%	70%	100%	200%	108%
Reserve Additions	33%	70%	100%	200%	122%
Finding Costs	33%	70%	100%	200%	0%
Estimated Payout Earned at Each Level of Performance		50%	100%	200%
Total Percent of Individual Target Award Earned at Each Level of Performance					76.6%

•	Long-Term Incentives
Under our Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”), approved by stockholders in 2004, the Compensation Committee has the ability to make long-term incentive awards to NEOs in a variety of forms, including stock options and restricted stock.
–	Stock Options
Stock options represent rights to purchase shares of Houston Exploration stock at a set price at some date in the future, not to exceed ten years from the date of grant. Stock options are granted with an exercise price equal to the closing stock price on the date of grant.

In October 2006, stock options were awarded to all NEOs. Consistent with market practice, assuming continued employment with the Company, these stock option awards vest in three equal installments on the first, second, and third anniversary of the date of grant, subject to acceleration in the event of a change of control, such as our pending merger with Forest, and expire ten years from the date of grant. Stock option awards for 2006 represented approximately 50% of the value of all long-term incentive awards provided to each of the NEOs.

We believe that awards of stock options provide a significant incentive for executives to remain employed in order to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests. Although no performance-vesting criteria are applied to our stock option awards, we believe that stock options represent a powerful performance-based incentive, as the options become valuable only to the extent that our stock price increases following the date of grant.
–	Restricted Stock
Restricted stock awards represent awards of actual shares of our common stock, earned contingent upon continued employment.

In October 2006, restricted stock was awarded to each of the NEOs. Consistent with market practice, these awards vest in their entirety upon the third anniversary of the date of grant, subject to acceleration in the event of a change of control, such as our pending merger with Forest. For 2006, restricted stock awards represented approximately 50% of the total long-term incentive value provided to each NEO.

We believe that awards of restricted stock provide a significant incentive for executives to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests. We believe that restricted shares are a powerful tool for helping us retain executive talent. The higher value of a share of restricted stock in comparison to a stock option allows us to use fewer total shares in order to arrive at a competitive total long-term incentive award value, thereby reducing dilution of stockholder value. Furthermore, we believe that the use of restricted stock reflects competitive practice among other independent exploration and production companies with whom we compete for executive talent.
•	Retirement Benefits
–	Qualified:
We maintain a 401(k) plan for our employees. Under the 401(k) plan, eligible employees may elect to contribute up to 12.5% of their compensation on a pre-tax basis in accordance with the limitations imposed under the Code. We match 100% of each employee’s deferrals in accordance with the limitations imposed by the 401(k) plan and the Code. The cash amounts contributed under the 401(k) plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. An employee’s salary deferral contributions under the 401(k) plan are 100% vested. Our matching contributions vest at the rate of 20% per year of service subject to acceleration in the event of a change of control, such as our pending merger with Forest. Participants are entitled to payment of their vested account balances upon termination of employment. On January 7, 2007, the 401(k) plan was amended to provide for the full vesting of all plan account balances at the effective time of the proposed merger with Forest Oil with respect to plan participants who are employed by Houston Exploration immediately prior to the effective time of the merger.

–	Non-Qualified:
Effective January 1, 2006, we adopted a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits to certain management level or other highly compensated employees. The SERP is an unfunded, non-qualified defined benefit pension plan. Participation in the SERP is currently limited to our executive officers. Participants in the SERP will be entitled to a retirement benefit payable monthly for life. The annual amount of this retirement benefit is equal to 2.5% times final average compensation, times years of service with Houston Exploration (not to exceed 20 years), reduced by an annuity based on a hypothetical account that is credited with 6% of the participant’s compensation during each year of employment and investment returns as defined in the plan (we refer to this reduction as the “offset”). Participants are fully vested in their benefits after five years of plan participation or age 65, whichever is earlier. If a vested participant retires prior to age 65, then the monthly retirement benefit as described above (before reduction for the offset) will be reduced by 5% for each year that retirement precedes age 65. In the event a participant is terminated for cause, all benefits under the SERP will be forfeited. All benefits become fully vested upon a change of control (as defined in the plan), including our pending merger with Forest, and may become payable in a lump-sum if a participant’s employment is terminated by us without cause or the participant resigns for good reason within two years following a change of control.

Since November 2002, we have maintained a deferred compensation plan for the benefit of our employees. We have two such plans that are substantially identical, except for differences attributable to Section 409A of the Code and the regulations and/or guidance promulgated thereunder (collectively “Section 409A”), covering two separate time periods. On July 25, 2006, we amended the 2002 deferred compensation plan to prohibit deferrals or contributions to the plan after December 31, 2004 and to transfer to the 2005 deferred compensation plan all amounts not vested as of December 31, 2004, effectively grandfathering within the 2002 plan all participant deferrals and company matching contributions that were vested as of December 31, 2004, as well as the earnings and losses on those amounts. On July 25, 2006, we also adopted the 2005 deferred compensation plan, which covers all participant deferrals and company matching contributions from and after January 1, 2005, as well as any contributions made prior to such date that were not vested as of December 31, 2004, and the earnings or losses on such amounts. The deferred compensation plan is intended to supplement our 401(k) plan by allowing highly compensated employees to save on a tax deferred basis a portion of their eligible compensation subject to limitations imposed by the plan. Under the terms of the plan, employees who have made the maximum allowable contribution to their 401(k) accounts for any year ($15,000, $14,000 and $13,000 per year, respectively, for 2006, 2005, and 2004, with an additional one-time contribution of $5,000 in 2006, $4,000 in 2005, and $3,000 in 2004 for employees 50 years of age or older) may elect to defer an additional portion of their compensation into the deferred compensation plan. We match 100% of each employee’s deferral up to an aggregate contribution of 12.5% under both the 401(k) plan and the deferred compensation plan. Employer contributions vest 20% per year and become fully vested after a five-year period, subject to acceleration in the event of a change of control, including our pending merger with Forest. All cash contributions to the plan are held in trust and invested, at the direction of the employee, in various investment funds. Participants are entitled to distribution of their deferrals and the vested portion of our matching contributions at predetermined future dates or upon termination of their employment.
•	Other Benefits
–	NEOs are eligible to participate in other benefit plans, which provide for basic health and welfare needs, on an equal basis with our other employees. In addition, NEOs are eligible for certain perquisites which are provided in order to assist NEOs in their roles as representatives of the company. Perquisites offered to executives include a car allowance and luncheon club memberships. See the 2006 Perquisites and Other Personal Benefits table on page 20 for further details.
•	Severance Benefits
–	We provide for severance benefits to provide a bridge to future employment in the event the executive’s job is terminated under a variety of scenarios. Change of control severance benefits are subject to a double trigger (i.e., both a change of control and termination of employment must occur for severance benefits to be paid). We believe it is in the best interest of our stockholders to provide a reasonable degree of economic protection in the event of a change of control to assure that management makes decisions that are in the best interest of stockholders.

Setting the Level of Compensation
As a general principle, the Compensation Committee sets the value of each executive’s total annual compensation package — inclusive of base salary, incentive bonus and stock-based incentive awards — at or about the fiftieth percentile of competitive practice. The Compensation Committee obtains advice from Towers Perrin regarding competitive executive pay practices (salaries, annual incentives, long-term incentives, severance arrangements, etc.) and how Houston Exploration’s pay practices for our executives, and particularly our Chief Executive Officer, compare. The Compensation Committee reviews publicly disclosed pay data from a specific peer group of independent exploration and production companies (summarized below) as well as survey data for similarly sized exploration and production companies, as provided by its independent advisors.
Management also plays a role in the determination of executive compensation levels. The Chief Executive Officer makes recommendations to the Compensation Committee regarding pay levels for NEOs excluding himself. The Senior Vice President, Administration also provides input to the Compensation Committee regarding individual positions and company programs and policies, and interacts with the Compensation Committee’s independent consultant, as necessary, to ensure understanding of individual executive positions and company programs.
Salaries are generally targeted at the median of competitive practice for comparable positions, taking into account competitive practice as well as the skills, experience, and contribution of each individual NEO.
Annual incentive targets are also generally targeted at the median of competitive practice, with payout ranges around those targets consistent with our understanding of typical market practice. Actual payouts as a percent of individual target are based on an almost entirely formulaic assessment of corporate performance.
Finally, the grant date fair value of all long-term incentive award types are intended to approximate the market median in the aggregate. The determination of actual individual award sizes is dependent upon a combination of considerations including competitive data, individual performance, historical grant levels, and current stock holdings.
Target cash compensation (i.e., base salary plus target annual incentive opportunity) is generally intended to comprise 50% of target total compensation for NEOs, with the grant date fair value of equity incentives composing the remaining 50%. The table below provides a summary of the relative mix of actual compensation for the NEOs during 2006:

Element	CEO	Other NEOs – Average
Base Salary	19%	32%
Annual Incentive (actual)	12%	14%
Long-term Incentives (grant date fair value)	69%	54%
Companies Used for Defining Competitive Compensation
Competitive compensation data for salaries, annual incentives and long-term incentives are obtained from two sources:
•	Proxy statement compensation data for a peer group of similarly sized and positioned independent exploration and production companies are used for comparison to that of Houston Exploration’s most senior executives including NEOs. The data from this analysis are valuable in that they provide a summary of competitive practice among companies with similar operations and business challenges with whom we compete most directly for talent. The peer group reviewed in 2006 is set forth below:

Cabot Oil & Gas	Plains Exploration & Production Company
Cimarex Energy Co.	Pogo Producing Company
Forest Oil Corporation	Southwestern Energy Company
Newfield Exploration Company	Stone Energy Corporation
Noble Energy, Inc.	XTO Energy, Inc.
•	Data from other Towers Perrin compensation surveys are used to supplement the peer group proxy analysis. Compensation survey data reflect practices among independent exploration and production companies as well as among similarly sized companies in a broader general industry sample. By considering compensation survey data, we are able to review pay data for positions not captured in our peer group proxy compensation analysis, and we are able to consider practices across a broader market sample, gaining additional perspective.
Option Pricing and Timing With Respect to Material Non-Public Information

We generally grant stock option awards in the fourth quarter of each year, following a review of competitive market data by the Compensation Committee, as described below under the heading “Compensation Policies”. Stock options are granted with an exercise price equal to the closing price of a share of our common stock on the date of grant (“at the money”). We do not engage and have not engaged in the practice of backdating options, nor do we have any official policy regarding the timing of option awards to coincide with the release of material non-public information.

Review of Tally Sheets and Termination Provisions

The Compensation Committee and management analyzed tally sheets, with the assistance of the Compensation Committee’s independent advisor, in the course of compensation-related deliberations. Tally sheet analyses consider current and historical base salaries, annual incentive compensation, long-term incentive compensation, perquisites, and retirement benefits, as well as the potential cost impact of contractual post-termination payments in the event of a change of control, such as our pending merger with Forest. While historical compensation practices (including past awards of equity incentives) are considered in the course of pay-related deliberations, we have no formal policy or formulaic approach regarding the determination of actual levels of current compensation with respect to past compensation or levels of past wealth accumulation.

Stock Ownership Guidelines

While continuing its policy of annual grants of options and restricted stock, in 2006 the Compensation Committee developed stock ownership guidelines for all executive officers. Restricted stock, stock owned outright and stock held in company savings plans, if any, apply toward the target levels of ownership. Under these newly established guidelines, individuals have a five-year period to achieve ownership of stock valued at the recommended target ownership levels as outlined below:

•	CEO	5 times current salary
•	Executive Vice Presidents & COO	3 times current salary
•	Senior Vice Presidents	2 times current salary
•	Vice Presidents	1 times current salary
Compensation Policies
Stock Option Granting Policy
•	Our policy is to grant all stock options and other equity awards annually, following the regularly scheduled fourth quarter Board meeting, except that newly hired employees may be granted stock options and other equity awards as of the date of initial employment.
Securities Trading Policy
•	We have a policy that executive officers and directors may not purchase or sell exchange traded options to sell or buy Houston Exploration stock (“puts” and “calls”), engage in short sales with respect to Houston Exploration stock or otherwise hedge equity positions in Houston Exploration (e.g., by buying or selling straddles, swaps or other derivatives).
Recall of Incentive Payments
•	We do not have an executive compensation recovery policy. However, Houston Exploration may seek to recover incentive compensation that was based on achievement of financial results if a subsequent restatement of financial results indicates that the executive would not have been entitled to such incentive compensation. To date, there has been no such event.

Deductibility of Compensation
Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year. Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied. Although our compensation policy is generally designed to correlate compensation to performance, certain payments may not meet Code requirements because they allow our Compensation Committee and Board to exercise discretion in setting compensation. Generally, stock options will qualify as performance based compensation. The Compensation Committee has discussed and considered and will continue to evaluate the potential impact of Section 162(m) of the Code in making compensation determinations, but has not established a policy with respect to future compensation determinations.
Stock Compensation Expense
On January 1, 2003, we adopted the fair value expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended, using the “prospective method” as defined. Accordingly, we recognized compensation expense for all stock options granted subsequent to January 1, 2003. On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment.” As a result, we now recognize compensation expense for all stock options, including the unvested portion of all grants made prior to our initial adoption of SFAS 123 on January 1, 2003. Prior period amounts have not been restated.
Prior to adopting SFAS 123 in January 2003 and SFAS 123(R) in January 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

2006 Summary Compensation Table
The following table sets forth summary information concerning the compensation we paid or accrued during 2006 to our Named Executive Officers.

								Change in
								pension value
								and non-
							Non-equity	qualified
							incentive	deferred
					Stock	Option	plan	compensation	All other
					awards	awards	compensation	earnings	compensation
Name and principal		Salary	Bonus		($)	($)	($)	($)	($)	Total
position	Year	($)	($)		(1)	(1)	(2)	(3)	(4)	($)
William G. Hargett	2006	$531,250	$—		$553,336	$1,003,920	$345,897	$145,000	$90,731	$2,670,134
Chairman, President and Chief Executive Officer

Steven L. Mueller	2006	$362,500	$—		$262,269	$475,949	$180,489	$74,200	$76,252	$1,431,659
Executive Vice President and Chief Operating Officer

Robert T. Ray	2006	$310,625	$85,000	(6)	$166,675	$116,467	$130,866	$12,600	$30,854	$853,087
Senior Vice President and Chief Financial Officer

Jeffrey B. Sherrick	2006	$292,500	$100,000	(7)	$172,450	$133,993	$123,230	$27,100	$60,532	$909,805
Senior Vice President - Corporate Development

Roger B. Rice	2006	$255,250	$—		$165,958	$270,057	$107,537	$102,300	$56,661	$957,763
Senior Vice President - Administration

(1)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R), of awards pursuant to the officer’s existing employment agreement, and thus include amounts from awards granted in and prior to 2006. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 4 to the Company’s 2006 Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

(2)	Amounts reflect the cash awards to the named individuals under the Company’s annual incentive compensation program, which is discussed in further detail on page 12 under the heading “Compensation Element Details — Annual Incentive”.

(3)	Amounts reflect the actuarial increase in the present value of the named executive officer’s benefits under our pension plan (the SERP) and include amounts which the NEO may not currently be entitled to receive because such amounts are not vested (although they would vest upon a change of control, including our pending merger with Forest). The change in pension value shows the difference in the present value of accumulated benefits determined as of December 31, 2006 and December 31, 2005 for the SERP. Earnings from the non-qualified deferred compensation plan are not “above-market”, and therefore are not included in this column. The change in pension value shows the impact of a variety of factors, including:
— Passage of time
— Change in assumptions
— Change in accrued benefit, including:
• additional years of service
• changes in final average salary
• changes in offset amount
• plan or employment agreement amendments
The present value of accumulated benefits was determined based on compensation and service as of the measurement dates (December 31, 2005 and December 31, 2006). The assumptions used to calculate the present value are shown in the table below. These assumptions are primarily the same as those used for pension plan accounting under Financial Accounting Standards No. 87 (FAS 87) as of each measurement date with two exceptions — pre-retirement turnover and the age at which participants are assumed to retire. Additional details of the plan provisions and methods used to calculate the present values are included in the Pension Benefits section. (The SERP is fully described on page 25 under the caption “Supplemental Executive Retirement Plan”.)

	Measurement	Date
Assumption	12/31/2005	12/31/2006

Discount Rate	5.50%	5.75%

30-year Treasury Rate	4.50%	4.75%

Form of Payment	Life Annuity	Life Annuity

Preretirement Turnover	None	None

Mortality Assumption: ▶Preretirement ▶Postretirement	None RP 2000*	None RP 2000*

Assumed Retirement Age (earliest unreduced age):	Age 65	Age 65

*	with projected mortality improvements to 2010 (sex distinct, healthy, no collar adjustment)

(4)	Includes (i) matching contributions for each NEO under our 401(k) plan and deferred compensation plan, (ii) car allowances, and (iii) perquisites and other personal benefits for each NEO, as more fully described in the 2006 Perquisites and Other Personal Benefits table on page 20.

(5)	Mr. Ray commenced his employment with the Company effective January 18, 2006 and received a sign-on bonus of $85,000.

(6)	On September 19, 2006, the Board approved a discretionary bonus in the amount of $100,000 for Mr. Sherrick during 2006, awarded in recognition of his significant contribution to completing the divestiture of substantially all of our offshore Gulf of Mexico assets as part of our strategic restructuring.

2006 Perquisites and Other Personal Benefits

		Matching	Matching	Life Insurance
		Contributions	Contributions Under	and Long-Term
	Car	Under 401(k)	Deferred	Disability	Club
	Allowance(1)	Savings Plan(2)	Compensation Plan(3)	Premiums(4)	Memberships(5)
William G. Hargett	$8,400	$20,000	$54,977	$4,272	$3,082
Chairman, President and Chief Executive Officer

Steven L. Mueller	$8,400	$20,000	$45,421	$2,431	$—
Executive Vice President and Chief Operating Officer

Robert T. Ray	$8,050	$15,000	$—	$2,332	$5,472
Senior Vice President and Chief Financial Officer

Jeffrey B. Sherrick	$8,400	$20,000	$27,647	$2,208	$2,277
Senior Vice President - Corporate Development

Roger B. Rice	$8,400	$20,000	$25,138	$1,923	$1,200
Senior Vice President - Administration

(1)	Reflects $700 monthly car allowance paid to each NEO pursuant to their employment agreements.

(2)	Participants may elect to have us contribute on their behalf up to 12.5% of their total compensation (subject to limitations imposed under the Code) on a pre-tax basis. We match 100% of each employee’s deferral, subject to limitations imposed by the 401(k) plan and the Code. The amounts contributed under the 401(k) plan are held in a trust and invested at the direction of each participant among various investment funds. An employee’s salary deferral contributions to the 401(k) plan are 100% vested. Our matching contributions vest at the rate of 20% per year of service, subject to acceleration in the event of a change of control, such as our pending merger with Forest.

(3)	Employees who have made the maximum allowable contribution to their 401(k) plan accounts for any year may elect to defer an additional portion of their compensation into the deferred compensation plan. We match 100% of each employee’s deferral up to an aggregate contribution of 12.5% of their total compensation under both the 401(k) plan and the deferred compensation plan. Our matching contributions vest at the rate of 20% per year of service, subject to acceleration in the event of a change of control, such as our pending merger with Forest.

(4)	We provide life insurance for all employees in the amount of 100% of the employee’s annual base salary, not to exceed $500,000. In 2006, we paid term life insurance premiums of $2,832 for Mr. Hargett; $991 for Mr. Mueller; $892 for Mr. Ray; $821 for Mr. Sherrick and $714 for Mr. Rice. In addition, we purchase supplemental long-term disability insurance to provide salary replacement in the amount of 60% of annual base salary at the date of disability, not to exceed $15,000 per month (to continue for the duration of disability until at least age 65, or for life if reasonably practicable) for our executive officers. In 2006, we paid long-term disability insurance premiums of $1,440 for Mr. Hargett; $1,440 for Mr. Mueller; $1,440 for Mr. Ray; $1,387 for Mr. Sherrick; and $1,209 for Mr. Rice.

(5)	Each executive is authorized to incur reasonable business expenses for promoting the business and reputation of the Company, including luncheon club memberships.

2006 Grants of Plan Based Awards
The following table summarizes the information regarding our 2006 annual incentive plan and provides certain information with respect to options and restricted stock awards granted to the NEOs during 2006 under the 2004 LTIP.

									All Other
								All Other	Options
								Stock	Awards:	Exercise	Grant
					Estimated Future			Awards:	Number of	or Base	Date Fair
		Estimated Future Payouts Under			Payouts Under Equity			Number	Securities	Price of	Value of
		Non-Equity Incentive Plan Awards			Incentive Plan Awards(4)			of Shares	Underlying	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock	Options	Awards	Option
Name	Date	($)(1)	($)(2)	($)(3)	(#)	(#)	(#)	(#)(5)	(#)(6)	($/Sh)(7)	Awards(8)
William G. Hargett	10/24/2006							20,000	54,000	$55.50	$1,930,800
Chairman, President and Chief Executive Officer		$225,781	$451,563	$903,125

Steven L. Mueller	10/24/2006							7,000	20,000	$55.50	$692,500
Executive Vice President and Chief Operating Officer		$117,812	$235,625	$471,250

Robert T. Ray	1/18/2006 (9)							7,500	20,000	$53.72	$680,100
Senior Vice President and	10/24/2006							7,000	19,000	$55.50	$677,300
Chief Financial Officer		$85,422	$170,844	$341,687

Jeffrey B. Sherrick	10/24/2006							3,800	10,400	$55.50	$368,980
Senior Vice President - Corporate Development		$80,438	$160,875	$321,750

Roger B. Rice	10/24/2006							3,600	9,800	$55.50	$348,760
Senior Vice President - Administration		$70,194	$140,388	$280,775

(1)	Amounts reflect the estimated future payout, which is 50% of the target, at the minimum achievement level under our annual incentive compensation program.

(2)	Amounts reflect the estimated future payout, which is 100% of the target, at the target achievement level under our annual incentive compensation program.

(3)	Amounts reflect the estimated future payout, which is 200% of the target, at the maximum achievement level under our annual incentive compensation program.

(4)	Houston Exploration has never granted equity incentive plan awards.

(5)	Amounts reflect the number of shares of restricted stock awarded to each named executive officer pursuant to the 2004 LTIP. These restricted stock awards vest in their entirety on the third anniversary of the date of grant.

(6)	Amounts reflect the number of stock options granted to each named executive officer pursuant to the 2004 LTIP. These stock options vest in three equal installments on the first, second and third anniversary of the date of grant and expire ten years from the date of grant.

(7)	Stock options are granted with an exercise price equal to the closing price of our common stock on the NYSE on the date of grant.

(8)	Grant date fair value of stock awards is equal to the closing price of our common stock on the NYSE on the date of grant. Grant date fair value of stock options is calculated using the Black Scholes method of valuing options.

(9)	Mr. Ray commenced his employment with the Company effective January 18, 2006 and received restricted stock and stock option awards at that time.

Outstanding Equity Awards at 2006 Fiscal Year End
The following table provides information regarding outstanding equity awards held by the NEOs at December 31, 2006.

	Option Awards(1)						Stock Awards(2)
										Equity
				Equity						incentive plan	Equity
				incentive plan						awards:	incentive plan
				awards:						Number of	awards:
	Number of	Number of		Number of			Number of			unearned	Market or
	securities	securities		securities			shares or		Market value	shares, units	payout value of
	underlying	underlying		underlying			units of		of shares or	or other	unearned
	unexercised	unexercised		unexercised	Option		stock that		units of stock	rights that	shares, units or
	options	options		unearned	exercise	Option	have not		that have not	have not	other rights
	(#)	(#)		options	price	expiration	vested		vested	vested	that have not
Name	Exercisable	Unexercisable		(#) (3)	($)	date	(#)		($)(4)	(#)(3)	vested ($)(3)
William G. Hargett	7,818	—		N/A	$25.58	4/4/2011				N/A	N/A
Chairman, President and	20,182	—			$25.58	4/4/2011
Chief Executive Officer	35,200	—			$25.48	9/20/2011
	38,000	19,000	(5)		$30.10	10/16/2012
	27,160	27,160	(5)		$35.62	10/21/2013
	10,800	16,200	(5)		$59.16	10/22/2014	13,000	(5)	$673,140
	12,667	25,333	(5)		$54.18	10/25/2015	17,000	(5)	$880,260
	—	54,000	(5)		$55.50	10/24/2016	20,000	(5)	$1,035,600

Steven L. Mueller	9,756	—		N/A	$30.75	10/22/2011				N/A	N/A
Executive Vice President and	25,244	—			$30.75	10/22/2011
Chief Operating Officer	31,200	7,800	(6)		$30.10	10/16/2012
	12,180	8,120	(6)		$35.62	10/21/2013	4,000	(6)	$207,120
	3,600	5,400	(6)		$59.16	10/22/2014	6,553	(6)	$339,314
	4,334	8,666	(6)		$54.18	10/25/2015	6,000	(6)	$310,680
	—	20,000	(6)		$55.50	10/24/2016	7,000	(6)	$362,460

Robert T. Ray	—	20,000	(7)	N/A	$53.72	1/18/2016	7,500	(7)	$388,350	N/A	N/A
Senior Vice President	—	19,000	(7)		$55.50	10/24/2016	7,000	(7)	$362,460
and Chief Financial Officer

Jeffrey B. Sherrick	4,000	16,000	(8)	N/A	$55.09	4/11/2015	7,500	(8)	$388,350	N/A	N/A
Senior Vice President -	3,000	6,000	(8)		$54.18	10/25/2015	4,000	(8)	$207,120
Corporate Development	—	10,400	(8)		$55.50	10/24/2016	3,800	(8)	$196,764

Roger B. Rice	5,600	2,800	(9)	N/A	$30.95	3/1/2012				N/A	N/A
Senior Vice President -	6,690	3,345	(9)		$29.89	5/17/2012
Administration	1,710	855	(9)		$29.89	5/17/2012
	8,000	4,000	(9)		$30.10	10/16/2012
	5,960	5,960	(9)		$35.62	10/21/2013	3,000	(9)	$155,340
	2,400	3,600	(9)		$59.16	10/22/2014	5,266	(9)	$272,673
	2,334	4,666	(9)		$54.18	10/25/2015	3,000	(9)	$155,340
	—	9,800	(9)		$55.50	10/24/2016	3,600	(9)	$186,408

(1)	Stock options are granted with an exercise price equal to the closing stock price on the date of grant, and are subject to either a five-year vesting period, under which options vest in equal increments of 20% commencing on the first anniversary date of grant, or a three-year vesting period, under which options vest in equal increments of 33 1/3% commencing on the first anniversary of the date of grant, as provided in the award agreement. All stock option awards have a term of ten years. Upon a change of control, such as our pending merger with Forest, and certain other specified events, all stock options vest in their entirety.

(2)	Restricted stock granted to the NEOs vest 100% on either the third or the fifth anniversary of the date of grant, as provided in the award agreement. Upon a change of control, such as our pending merger with Forest, and certain other specified events, all restricted stock vests in its entirety.

(3)	Houston Exploration has never granted equity incentive plan awards.

(4)	The market value of unvested restricted shares is based on the closing price of our common stock on the NYSE of $51.78 on December 29, 2006, the last trading day of the year.

(5)	The vesting dates for Mr. Hargett’s unvested, unexercised options outstanding are as follows: options to purchase 19,000 shares vest on October 16, 2007; options to purchase 13,580 shares vest on October 21 of each of 2007 and 2008; options to purchase 5,400 shares vest on October 22 of each of 2007, 2008 and 2009; options to purchase 12,666 shares vest on October 25 of 2007 and options to purchase 12,667 shares vest on October 25, 2008; options to purchase 18,000 shares vest on October 24 of each of 2007, 2008 and 2009. The vesting dates for Mr. Hargett’s unvested restricted stock are as follows: 13,000 shares vest on October 22, 2009; 17,000 shares vest on October 25, 2008; and 20,000 shares vest on October 24, 2009.

(6)	The vesting dates for Mr. Mueller’s unvested, unexercised options outstanding are as follows: options to purchase 7,800 shares vest on October 16, 2007; options to purchase 4,060 shares vest on October 21 of each of 2007 and 2008; options to purchase 1,800 shares vest on October 22 of each of 2007, 2008 and 2009; options to purchase 4,333 shares vest on October 25 of each of 2007 and 2008; options to purchase 6,667 shares vest on October 24 of each of 2007, 2008 and options to purchase 6,666 shares vest on October 24, 2009. The vesting dates for Mr. Muller’s unvested restricted stock are as follows: 4,000 shares vest on October 22, 2009; 6,553 shares vest on February 8, 2010; 6,000 shares vest on October 25, 2008; and 7,000 shares vest on October 24, 2009.

(7)	The vesting dates for Mr. Ray’s unvested, unexercised options outstanding are as follows: options to purchase 6,666 shares vest on January 18, 2007 and options to purchase 6,667 shares vest on January 18 of each of 2008 and 2009; options to purchase 6,334 shares vest on October 24, 2007 and options to purchase 6,333 shares vest on October 24 of each of 2008 and 2009. The vesting dates for Mr. Ray’s unvested restricted stock are as follows: 7,500 shares vest on January 18, 2009 and 7,000 shares vest on October 24, 2009.

(8)	The vesting dates for Mr. Sherrick’s unvested, unexercised options outstanding are as follows: options to purchase 4,000 shares vest on April 11 of each of 2007, 2008, 2009 and 2010; options to purchase 3,000 shares vest on October 25 of each of 2007 and 2008; options to purchase 3,467 shares vest on October 24, 2007 and options to purchase 3,466 shares vest on October 24, 2008 and options to purchase 3,467 shares on October 24, 2009. The vesting dates for Mr. Sherrick’s unvested restricted stock are as follows: 7,500 shares vest on April 11, 2010; 4,000 shares vest on October 25, 2008; and 3,800 shares vest on October 24, 2009.

(9)	The vesting dates for Mr. Rice’s unvested, unexercised options outstanding are as follows: options to purchase 2,800 shares vest on March 1, 2007; options to purchase 3,345 shares vest and options to purchase 855 shares vest on May 17, 2007; options to purchase 4,000 shares vest on October 16, 2007; options to purchase 2,980 shares vest on October 21 of each of 2007 and 2008; options to purchase 1,200 shares vest on October 22 of each of 2007, 2008 and 2009; options to purchase 2,333 shares vest on October 25 of each of 2007 and 2008; options to purchase 3,267 shares vest on October 24, 2007; options to purchase 3,266 shares vest on October 24, 2008 and options to purchase 3,267 shares vest on October 24, 2009. The vesting dates for Mr. Rice’s unvested restricted stock are as follows: 3,000 shares vest on October 22, 2009; 5,266 shares vest on February 8, 2010; 3,000 shares vest on October 25, 2008; and 3,600 shares vest on October 24, 2009.
Option Exercises and Stock Vested
There were no option exercises by the named executive officers, nor did any stock awards vest, during 2006.
Employee Annual Incentive Compensation Program
We maintain an annual incentive compensation program that provides an annual incentive bonus to all full-time employees if certain performance goals are met during the year. The program is administered by our Chief Executive Officer on behalf of our Board and the Compensation Committee. Annual objectives and incentive opportunity levels are established and approved by the Compensation Committee. Incentive awards are earned based on our actual performance in relation to pre-established objectives and on an assessment of individual contributions during the year. For a full description on the treatment of NEOs under the employee annual incentive compensation program, refer to the “Compensation Discussion and Analysis — Compensation Element Details — Annual Incentive” beginning on page 12.

401(k) Plan
We maintain a tax-qualified defined contribution plan under Section 401(k) of the Code for our employees. All employees are eligible to participate in the plan upon reaching 21 years of age and completing one month of service. Participants may elect to have us contribute on their behalf up to 12.5% of their total compensation (subject to limitations imposed under the Code) on a pre-tax basis. We match 100% of each employee’s deferral, subject to limitations imposed by the 401(k) Plan and the Code. The amounts contributed under the 401(k) plan are held in a trust and invested at the direction of each participant among various investment funds. An employee’s salary deferral contributions to the 401(k) plan are 100% vested. Our matching contributions vest at the rate of 20% per year of service. Participants are entitled to distribution of their vested account balances upon termination of employment. We made contributions to the 401(k) plan of $1.6 million, $1.4 million and $1.2 million, respectively, for the years ended December 31, 2006, 2005 and 2004. On January 7, 2007, the 401(k) plan was amended to provide for the full vesting of all plan account balances at the effective time of the proposed merger with Forest with respect to plan participants who are employed by Houston Exploration immediately prior to the effective time of the merger, whether or not a participant’s employment is terminated.
Nonqualified Deferred Compensation
We maintain a deferred compensation plan for the benefit of our employees, consisting of two plans which are substantially identical, except for differences attributable to Section 409A of the Code, covering two separate time periods. On July 25, 2006, we amended the 2002 deferred compensation plan to prohibit deferrals or contributions to the plan after December 31, 2004 and to transfer to the 2005 deferred compensation plan all amounts not vested as of December 31, 2004, effectively grandfathering within the 2002 plan all participant deferrals and Company matching contributions that were vested as of December 31, 2004, as well as the earnings and losses on those amounts. On July 25, 2006, we also adopted the 2005 deferred compensation plan, which covers all participant deferrals and Company matching contributions from and after January 1, 2005, as well as any contributions made prior to such date that were not vested as of December 31, 2004, and the earnings or losses on such amounts. Each deferred compensation plan is a non-qualified plan and is intended to supplement our 401(k) plan by allowing highly compensated employees to save on a tax deferred basis a portion of their eligible compensation subject to limitations imposed by the plan. Under the terms of the plan, employees who have made the maximum allowable contribution to their 401(k) plan accounts for any year may elect to defer an additional portion of their compensation into the deferred compensation plan. We match 100% of each employee’s deferral up to an aggregate contribution of 12.5% under both the 401(k) plan and the deferred compensation plan. Employer contributions vest 20% per year and become fully vested after a five-year period, subject to acceleration in the event of a change of control, including our pending merger with Forest. We make contributions to a grantor trust to fund plan benefits, but the assets of the trust are subject to the claims of our general creditors. Assets of the grantor trust are invested, at the direction of the employee, in various investment funds. Income on trust assets is treated as our income. Participants are entitled to a benefit attributable to their deferrals and the vested portion of our matching contributions, together with investment income earned thereon, at predetermined future dates or upon termination of their employment.
2006 Non-qualified Deferred Compensation Table

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings	withdrawals/	balance at
	in last FY	in last FY	in last FY	distributions	last FYE
Name	($)	($)(1)	($)	($)	($)
William G. Hargett	$54,977	$54,977	$134,376	$—	$1,897,171
Chairman, President and Chief Executive Officer

Steven L. Mueller	$193,585	$45,421	$124,511	$—	$1,133,079
Executive Vice President and Chief Operating Officer

Robert T. Ray	$—	$—	$—	$—	$—
Senior Vice President and Chief Financial Officer

Jeffrey B. Sherrick	$60,000	$27,647	$9,562	$—	$120,830
Senior Vice President - Corporate Development

Roger B. Rice	$45,989	$25,138	$49,372	$—	$446,676
Senior Vice President - Administration

(1)	All company matching contributions are reflected in the “All Other Compensation” column of the 2006 Summary Compensation Table on page 18.

Supplemental Executive Retirement Plan
Effective January 1, 2006, we adopted a Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits to certain management level or other highly compensated employees. The SERP is an unfunded, non-qualified defined benefit pension plan. Participation in the SERP is currently limited to all of our executive officers. Participants in the SERP will be entitled to a monthly retirement benefit payable for life. The amount of this monthly retirement benefit is equal to 2.5% times final average compensation times years of service with Houston Exploration (not to exceed 20 years), reduced by an annuity based on a hypothetical account that is credited with 6% of the participant’s annual base salary and bonus paid each year and investment returns as defined in the plan (we refer to this reduction as the “offset”). Participants are fully vested in their benefits after five years of plan participation or age 65, whichever is earlier. If a vested participant retires prior to age 65, then the monthly retirement benefit as described above (before reduction for the offset) will be reduced by 5% for each year that retirement precedes age 65. In the event a participant is terminated for cause before becoming vested in his or her benefits, all benefits under the SERP will be forfeited. In general, benefits will be paid when the participant retires from the Company or beginning at age 65. However, in the event of a change of control (as defined in the plan and including the pending merger with Forest), the benefit will be paid as a lump-sum if a participant’s employment is terminated by us without cause or the participant resigns for good reason within two years following a change of control. All benefits become fully vested upon a change of control, including our pending merger with Forest, whether or not a participant’s employment is terminated. None of the NEO’s are vested as of December 31, 2006.
Our SERP provides benefits to our executive officers. These benefits are not protected from a bankruptcy of the Company. The SERP is intended to provide a retirement benefit to our executive officers substantially similar to retirement benefits provided to executive officers of our peer competitors.
We use a December 31st measurement date for our benefit obligations. The weighted average assumptions used to determine our benefit obligations at December 31, 2006 were (i) a discount rate of 5.75%, and (ii) a rate of 5.00% for increases in compensation.
On January 7, 2007, in connection with our entry into the merger agreement with Forest, the SERP was amended to eliminate provisions relating to the appointment of an independent plan administrator. Assuming the termination of employment of each of our executive officers were to occur as of June 30, 2007 following consummation of our pending merger with Forest, the total lump sum that would be payable under the SERP is estimated to be approximately $3.2 million. Pursuant to the terms of the merger agreement, Forest will assume this payment obligation under our SERP as of the effective time of the merger.

2006 Pension Benefits Table

		Number of	Present Value
		Years	of
		Credited	Accumulated	Payments
		Service	Benefit	During Last
Name	Plan Name	(#)	($)(1)	Fiscal Year ($)
William G. Hargett Chairman, President and Chief Executive Officer	Supplemental Executive Retirement Plan	6	$649,000	$–

Steven L. Mueller Executive Vice President and Chief Operating Officer	Supplemental Executive Retirement Plan	5	$252,700	$–

Robert T. Ray Senior Vice President and Chief Financial Officer	Supplemental Executive Retirement Plan	1	$12,600	$–

Jeffrey B. Sherrick Senior Vice President — Corporate Development	Supplemental Executive Retirement Plan	2	$53,500	$–

Roger B. Rice Senior Vice President — Administration	Supplemental Executive Retirement Plan	5	$394,300	$–

(1) The present values shown in the table above were developed using the assumptions discussed in Footnote (3) to the 2006 Summary Compensation Table on page 18. The present value is based on the benefit accrued as of December 31, 2006 and does not assume any future accrual of credited service or compensation increases. The weighted average assumptions used to determine our benefit obligations at December 31, 2006 were (i) a discount rate of 5.75%, and (ii) a rate of 5.00% for increases in compensation.

Payouts under the SERP are based on final average salary, years of service and the offset amount. Under the SERP, final average salary means the average of the participant’s highest three consecutive years of compensation during their last five calendar years with Houston Exploration. For purposes of such calculation, compensation includes annual salary and annual bonuses. Years of service recognized under the SERP began as of each participant’s date of hire with the Company. The offset amount is the actuarial equivalent of six percent (6%) of a participant’s total compensation earned for each year of service assuming such amounts earned notional interest based on 120% of the 30-year Treasury Rate from the date earned through the date benefits commence under the plan.
Normal retirement under the SERP is age 65, but an officer is entitled to receive a reduced benefit upon separation from service after age 55 and after completing five years of participation under the SERP. The benefit is reduced by 5% for each year that retirement precedes age 65. None of the named executive officers are currently eligible for a retirement benefit. If a participant’s employment terminates prior to age 55, then the benefit is not payable until age 65.
The estimated annual accrued SERP benefit defined as a life annuity beginning at age 65 is shown below:

Age 65 Accrued
Name	Benefit
William G. Hargett Chairman, President and Chief Executive Officer	$95,700

Steven L. Mueller Executive Vice President and Chief Operating Officer	$45,300

Robert T. Ray Senior Vice President and Chief Financial Officer	$3,600

Jeffrey B. Sherrick Senior Vice President — Corporate Development	$10,500

Roger B. Rice Senior Vice President — Administration	$41,600

Potential Payments Upon Termination or Change of Control
The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the NEOs would be entitled upon termination of employment on December 31, 2006. The closing price of a share of Houston Exploration common stock on the NYSE on December 29, 2006, the last trading day of the year, was $51.78.
Under Section 409A of the Code, certain amounts payable to key employees upon separation of employment must be delayed for six months after separation to avoid the imposition of adverse tax consequences. Any such payments deferred as aforesaid will accrue interest at the “prime rate” reported in The Wall Street Journal until paid.

		For					Without		Change of
Benefit	Voluntary(1)	Cause(2)	Death(3)		Disability(4)		Cause(5)		Control(6)

William G. Hargett
Cash Severance
Multiple of Salary	$-	$-	$500,000		$180,000	(7)	$1,669,616		$1,669,616
Multiple of Bonus	$-	$-	$-		$-		$1,397,825		$1,397,825
Stay-on Bonus(8)	$-	$-	$-		$-		$-		$584,375

Total	$-	$-	$500,000		$180,000		$3,067,441		$3,651,816
Equity(9)
Restricted Stock	$-	$-	$2,589,000		$2,589,000		$2,589,000		$2,589,000
Unexercisable Options	$-	$-	$850,826		$850,826		$850,826		$850,826

Total	$-	$-	$3,439,826		$3,439,826		$3,439,826		$3,439,826
Retirement Benefits
Unvested 401(k) Plan Matching Contributions	$-	$-	$-		$-		$-		$-
Unvested Deferred Compensation Plan Matching Contributions	$-	$-	$-		$-		$-		$-
SERP(10)	$-	$-		(11)		(12)		(12)	$759,500

Total	$-	$-	$-		$-		$-		$759,500
Other Benefits
Health & Welfare(13)	$-	$-	$-		$-		$16,500		$16,500
Outplacement(14)	$-	$-	$-		$-		$25,000		$25,000
Tax Gross-Ups(15)	$-	$-	$-		$-		$-		$-

Total	$-	$-	$-		$-		$41,500		$41,500
Total Pre-Tax Benefit	$-	$-	$3,939,826		$3,619,826		$6,548,767		$7,892,642

Steven L. Mueller
Cash Severance
Multiple of Salary	$-	$-	$400,000		$180,000	(7)	$1,221,116		$1,221,116
Multiple of Bonus	$-	$-	$-		$-		$777,400		$777,400
Stay-on Bonus(8)	$-	$-	$-		$-		$-		$325,000

Total	$-	$-	$400,000		$180,000		$1,998,516		$2,323,516
Equity(9)
Restricted Stock	$-	$-	$1,219,574		$1,219,574		$1,219,574		$1,219,574
Unexercisable Options	$-	$-	$300,323		$300,323		$300,323		$300,323

Total	$-	$-	$1,519,897		$1,519,897		$1,519,897		$1,519,897
Retirement Benefits
Unvested 401(k) Plan Matching Contributions	$-	$-	$-		$-		$-		$-
Unvested Deferred Compensation Plan Matching Contributions	$-	$-	$-		$-		$-		$-
SERP(10)	$-	$-		(11)		(12)		(12)	$309,900

Total	$-	$-	$-		$-		$-		$309,900
Other Benefits		$-	$-
Health & Welfare(13)	$-	$-	$-		$-		$16,500		$16,500
Outplacement(14)	$-	$-	$-		$-		$25,000		$25,000
Tax Gross-Ups(15)	$-	$-	$-		$-		$-		$1,204,485

Total	$-	$-	$-		$-		$41,500		$1,245,985

Total Pre-Tax Benefit	$-	$-	$1,919,897		$1,699,897		$3,559,913		$5,399,298

		For					Without			Change of
Benefit	Voluntary(1)	Cause(2)	Death(3)		Disability(4)		Cause(5)			Control(6)

Robert T. Ray
Cash Severance
Multiple of Salary	$-	$-	$350,000		$180,000	(7)		$1,071,616		$1,071,616
Multiple of Bonus	$-	$-	$0		$-			$575,575		$575,575
Stay-on Bonus(8)	$-	$-	$0		$-			$-		$240,625

Total	$-	$-	$350,000		$180,000			$1,647,191		$1,887,816
Equity(9)
Restricted Stock	$-	$-	$750,810		$750,810			$750,810		$750,810
Unexercisable Options	$-	$-	$-		$-			$-		$-

Total	$-	$-	$750,810		$750,810			$750,810		$750,810
Retirement Benefits
Unvested 401(k) Plan Matching Contributions	$-	$-	$12,889		$12,889			$-		$12,889
Unvested Deferred Compensation Plan Matching Contributions	$-	$-	$-		$-			$-		$-
SERP (10)	$-	$-		(11)		(12)			(12)	$18,800

Total	$-	$-	$12,889		$12,889		$			$31,689
Other Benefits
Health & Welfare(13)	$-	$-	$-		$-			$16,500		$16,500
Outplacement(14)	$-	$-	$-		$-			$25,000		$25,000
Tax Gross-Ups(15)	$-	$-	$-		$-			$-		$834,874

Total	$-	$-	$-		$-			$41,500		$876,374

Total Pre-Tax Benefit	$-	$-	$1,113,699		$943,699			$2,439,501		$3,546,689

Jeffrey B. Sherrick
Cash Severance
Multiple of Salary	$-	$-	$303,000		$180,000	(7)		$931,086		$931,086
Multiple of Bonus	$-	$-	$-		$-			$498,284		$498,284
Stay-on Bonus(8)	$-	$-	$-		$-			$-		$208,313

Total	$-	$-	$303,000		$180,000			$1,429,370		$1,637,683
Equity(9)
Restricted Stock	$-	$-	$792,234		$792,234			$792,234		$792,234
Unexercisable Options	$-	$-	$-		$-			$-		$-

Total	$-	$-	$792,234		$792,234			$792,234		$792,234
Retirement Benefits
Unvested 401(k) Plan Matching Contributions	$-	$-	$25,646		$25,646			$-		$25,646
Unvested Deferred Compensation Plan Matching Contributions	$-	$-	$33,889		$33,889			$-		$33,889
SERP(10)	$-	$-		(11)		(12)			(12)	$66,700

Total	$-	$-	$59,535		$59,535			$-		$126,235
Other Benefits
Health & Welfare(13)	$-	$-	$-		$-			$16,500		$16,500
Outplacement(14)	$-	$-	$-		$-			$25,000		$25,000
Tax Gross-Ups(15)	$-	$-	$-		$-			$-		$778,551

Total	$-	$-	$-		$-			$41,500		$820,051

Total Pre-Tax Benefit	$-	$-	$1,154,769		$1,031,769			$2,263,104		$3,376,203

Roger B. Rice
Cash Severance
Multiple of Salary	$-	$-	$265,000		159,000	(7)		$817,466		$817,466
Multiple of Bonus	$-	$-	$-		$-			$435,793		$435,793
Stay-on Bonus(8)	$-	$-	$-		$-			$-		$182,188

Total	$-	$-	$265,000		$159,000			$1,253,259		$1,435,447
Equity(9)
Restricted Stock	$-	$-	$769,761		$769,761			$769,761		$769,761
Unexercisable Options	$-	$-	$333,296		$333,296			$333,296		$333,296

Total	$-	$-	$1,103,057		$1,103,057			$1,103,057		$1,103,057
Retirement Benefits
Unvested 401(k) Plan Matching Contributions	$-	$-	$-		$-			$-		$-
Unvested Deferred Compensation Plan Matching Contributions	$-	$-	$-		$-			$-		$-
SERP (10)	$-	$-		(11)		(12)			(12)	$439,500

Total	$-	$-	$-		$-			$-		$439,500
Other Benefits
Health & Welfare(13)	$-	$-	$-		$-			$16,500		$16,500
Outplacement(14)	$-	$-	$-		$-			$25,000		$25,000
Tax Gross-Ups(15)	$-	$-	$-		$-			$-		$699,160

Total	$-	$-	$-		$-			$41,500		$740,660

Total Pre-Tax Benefit	$-	$-	$1,368,057		$1,262,057			$2,397,816		$3,718,664

(1)	Voluntary termination payments shown assume all voluntary termination scenarios except for “good reason”. As defined in the executive employment agreements, the executive shall have good reason to terminate his or her employment within 30 days following his or her knowledge of any of the events set forth below which have not been cured by us within 15 days following the executive’s written notice of the occurrence of any such events: (A) a material and adverse change in the powers, duties, responsibilities or functions of the executive; or (B) subject to the following sentence, any material and adverse change in the executive’s relative position in our management structure; or (C) without the executive’s prior written consent, the relocation of our principal executive offices outside the greater Houston, Texas metropolitan area or requiring the executive to be based other than at our principal executive offices; or (D) our failure to obtain any assumption of the employment agreement by our successor; or (E) any reduction in the level of the executive’s base salary or target bonus, or our failure to pay the executive within ten days after a written demand therefor any installment of any previous award or deferred compensation, if any, which he or she is due and owing under any employee benefit plan or any deferred compensation program in effect in which the executive may have participated; or (F) any other material breach by us of the employment agreement. Notwithstanding the foregoing, no change of the executive’s relative position in our management structure (which does not otherwise materially and adversely change the powers, duties, responsibilities or functions of the executive) shall constitute good reason unless and until the occurrence of a change of control, which includes our pending merger with Forest, it being understood that prior to a change of control, the Chief Executive Officer shall have discretion to make organizational changes affecting the executive in the interest of effective corporate management as the Chief Executive Officer may determine from time to time.

(2)	As defined in the executive employment agreements, “cause” shall mean (i) any failure of the executive to (A) perform his or her principal duties in any material respect (other than any such failure resulting from the executive’s incapacity due to disability), (B) comply with any material provision of the executive employment agreement (other than the confidentiality and noncompetition obligations in the executive employment agreement), or (C) comply with any material provision of our ethics, code of conduct or other employment policies, in each case in (A) through (C) above after written notice of such failure has been given to the executive by the Board and such failure shall have continued for 30 days after receipt of such notice, (ii) the executive’s grossly negligent or intentional misconduct which is either materially detrimental to our financial interests and reputation, or which would legally prevent the executive from serving in the capacity he or she was hired to serve, (iii) a material breach by the executive of any material provision of the confidentiality or noncompetition obligations in the executive employment agreement, or (iv) conviction of or plea of guilty or no contest by the executive to a felony or any other criminal offense involving moral turpitude, any of which has or have a material adverse effect on the executive’s ability to perform the duties of his or her position or on our financial condition or profitability.

(3)	All employees are provided life insurance in an amount equal to 100% of his or her salary up to a maximum of $500,000. Circumstances of death within the parameters of accidental death and dismemberment coverage provided by us for all employees may trigger additional benefits.

(4)	Amounts shown in this column assume disability payments for a 12-month period. The disability benefit is salary replacement in the amount of 60% of annual base salary at the date of disability, not to exceed $15,000 per month. As defined in the executive employment agreements, “disability” means any physical or mental condition of the executive that (i) prevents the executive from being able to perform the services required under the executive employment agreement, (ii) has continued for at least 180 consecutive days during any 12-month period and (iii) is reasonably expected to continue. Our obligation to provide to the executive long-term disability benefits shall be defined by the long-term disability benefits contract we procure from an unrelated third party. For that purpose, the definition of disability shall be as stated in the contract. We and the executive recognize that the definition of disability may differ from the contract definition, and the benefits payable shall be those as stated in the contract. However, we agree to use good faith efforts to obtain a long-term disability benefits contract with a definition of disability as similar as possible to the definition set forth in the executive employment agreement. Moreover, we and the executive agree that for purposes of the other provisions of the executive employment agreement, including our right to terminate the executive’s employment, the definition of disability set forth in the executive employment agreement shall control.

(5)	Includes post-termination payments provided in the case of a voluntary termination with “good reason” by the executive.

(6)	For purposes of our broad-based change of control plan, a “change of control” is deemed to occur upon the occurrence of any of the following events:
•	a person, entity or group other than us acquires 20% or more of the combined voting power of our then outstanding voting securities;

•	we consummate a reorganization, merger (including our pending merger with Forest), consolidation or disposition of all or substantially all of our assets; or

•	the individuals constituting our Board on October 26, 1999 cease to constitute a majority of our Board unless the election of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

(7)	Executive employment agreements provide for at least 60% salary replacement, not to exceed $15,000 per month, through the age 65 in the case of disability, offset by any benefit already provided under our long-term disability program.

(8)	In the event of a change of control, including our pending merger with Forest, each executive is entitled to a stay-on bonus equal to 1.25 times his or her target bonus under our broad-based change of control plan.

(9)	Value shown for equity awards reflects the full intrinsic value (the amount by which the market value of the underlying stock at the end of the period exceeds the exercise price of the option, or the market price of restricted stock at the end of the period) of unvested options and restricted shares that vest as a result of the termination scenarios shown, assuming a market value equal to the closing price of our common stock on the NYSE of $51.78 as of December 29, 2006, the last trading day of the year.

(10)	Termination following a change of control is the only scenario under which a lump-sum benefit is payable under the SERP. As a result, this is the only scenario under which we have included a present value number in the total benefit. Other footnoted scenarios provide for an annual benefit payable beginning at age 65. See “Pension Benefits Upon Termination or Change of Control” on page 34 for additional information.

(11)	In the case of death, the executive’s spouse is due a 50% survivor benefit payable on the date that the executive would have turned 65. See “Pension Benefits Upon Termination or Change of Control” on page 34 for additional information.

(12)	In the case of disability, voluntary termination for good reason, or termination by us without cause, the executive is due an annual benefit payable beginning at age 65. See “Pension Benefits Upon Termination or Change of Control” on page 34 for additional information.

(13)	Health & welfare benefit value is equal to our estimated cost of continuing health & welfare benefit coverage for one year following termination.

(14)	Outplacement benefits are provided in certain employment termination scenarios. We have assumed a total benefit of $25,000, which we believe is a reasonable estimate, although no specific value is placed on this benefit in our plans and agreements.

(15)	A tax gross-up is provided in the case of a change of control only. The gross-up payment is intended to make each executive “whole” in respect to excise taxes that might be imposed if a payment is determined to qualify as a parachute payment under Section 280G of the Code. As such, the payment is intended to compensate for the excise tax on the parachute payment, as well as the additional income tax and excise tax due as a result of the gross-up payment itself. Amounts shown are estimates based on termination at December 31, 2006.

Pension Information for the Other Potential Post-Employment Payments
The benefit payable from our SERP, if any, following the termination of an NEO’s employment may vary depending on the cause of termination.
If a participant experiences a termination of employment for any reason other than those described in (a), (b), or (c) below, then the benefit is determined based on the terms of the SERP outlined in the 2006 Pension Benefits Table above. As of December 31, 2006, none of the participants are vested in the benefit payable under the SERP; therefore if termination occurred as of that date, no benefits would be payable. In addition, if a participant is discharged for cause, the benefit payable under the SERP shall be forfeited. However, if our pending merger with Forest is consummated, the participant will be paid a lump sum cash payment equal to the actuarial equivalent of the normal retirement benefit.
     (a) If a participant dies, the participant is automatically 100% vested and the surviving spouse is entitled to a survivor benefit. The survivor benefit is determined as if the participant terminated employment on the day before his or her death and elected to receive a fifty percent (50%) joint and survivor annuity at his or her earliest retirement date. Since none of the participants has five years of participation service, the benefit is not payable until the participant’s age 65.
     (b) If the participant’s employment is terminated by us for disability or without cause, or by the participant for good reason, the participant becomes 100% vested and is entitled to the benefit based on the terms of the SERP outlined in the 2006 Pension Benefits Table section. Since none of the participants has five years of participation service, the benefit is not payable until age 65.
     (c) If the participant’s employment is terminated by us for any reason other than cause, at any time within the two-year period following a change of control, the participant shall be paid a lump sum cash payment equal to the actuarial equivalent of the normal retirement benefit. All active participants in the SERP become 100% vested upon a change of control whether or not they experience a termination of employment.
Pension Benefits Upon Termination or Change of Control
The estimated SERP benefits that would be payable if a termination event occurred December 31, 2006 are as follows:

	Life annuity payable to	Life annuity benefit	Lump sum benefit
	surviving spouse as	payable under the terms	payable under the terms
Name	described in (a) above	described in (b) above	described in (c) above(1)
William G. Hargett Chairman, President and Chief Executive Officer	$43,600 payable on February 1, 2015	$95,700 payable on February 1, 2015	$759,500

Steven L. Mueller Executive Vice President and Chief Operating Officer	$20,600 payable on April 1, 2018	$45,300 payable on April 1, 2018	$309,900

Robert T. Ray Senior Vice President and Chief Financial Officer	$1,600 payable on May 1, 2025	$3,600 payable on May 1, 2025	$18,800

Jeffrey B. Sherrick Senior Vice President - Corporate Development	$4,800 payable on December 1, 2019	$10,500 payable on December 1, 2019	$66,700

Roger B. Rice Senior Vice President - Administration	$19,100 payable on May 1, 2009	$41,600 payable on May 1, 2009	$439,500

(1)	The present value of these lump sum amounts were calculated assuming a 30-year treasury rate of 4.75%.

Director Compensation
The Compensation Committee periodically reviews our director compensation practices and compares them to the practices of our peers with the assistance of Towers Perrin. In performing this review, the Compensation Committee focuses on ensuring that our non-employee directors have a proprietary stake in Houston Exploration and that the interests of the directors continue to be closely aligned with the interests of our stockholders. The Compensation Committee believes that our total director compensation package continues to be competitive with the compensation offered by other companies and is fair and appropriate in light of the responsibilities and obligations of our non-employee directors.
In addition to being reimbursed for expenses incurred in attending Board and Committee meetings, each director who is not an employee or officer of Houston Exploration (“non-employee director”) receives an annual retainer of $40,000. Each non-employee director also receives $1,500 per Board meeting attended and $1,500 per committee meeting attended. Additionally, the chairman of the Audit Committee receives an additional annual retainer of $10,000 and all other committee chairmen receive an additional $5,000 annual retainer.
Effective as of January 1, 2006, each non-employee director receives an automatic grant of restricted stock each year as of the date of our Annual Meeting of Stockholders, with the number of shares calculated by dividing $100,000 by the closing price of Houston Exploration common stock on the date of grant, and a three-year vesting period. These grants are made under our 2004 LTIP. Restrictions on shares of restricted stock lapse upon a change of control (such as our pending merger with Forest). The Board has discretion to accelerate the vesting of or remove transfer restrictions on restricted stock in the case of circumstances deemed appropriate by the Board.
All retainers and meeting fees are payable in cash, but can be deferred at the option of the director under our deferred compensation plan for non-employee directors. Our deferred compensation plan for non-employee directors consists of two plans which are substantially identical, except for differences attributable to Section 409A of the Code, covering two separate time periods. On April 26, 2005, we amended the 1997 director deferred compensation plan to prohibit deferrals or contributions to the plan after December 31, 2004, effectively grandfathering within the 1997 director plan all participant deferrals as of December 31, 2004, as well as the earnings and losses on those amounts for purposes of Section 409A of the Code. On April 26, 2005, we also adopted the post-2004 director deferred compensation plan, which covers all participant deferrals from and after January 1, 2005, and the earnings or losses on those amounts. Each director deferred compensation plan is a non-qualified deferred compensation plan designed to allow our non-employee directors to defer retainer and/or meetings fees on a pre-tax basis and to be credited with interest or deemed invested in phantom stock rights tied to the market price of our common stock on the date services are performed with respect to these deferrals. The term “phantom stock rights” refers to units of value that track the performance of our common stock. These units are not convertible to stock and do not possess any voting rights. Phantom stock rights are exchanged for a cash distribution upon retirement from our Board.

2006 Director Summary Compensation Table
The table below provides information concerning compensation paid or accrued by us for payment to non-employee directors for the fiscal year ended December 31, 2006. Please refer to page 32 under the heading “Director Compensation” for a description of the fees and other awards payable to our non-employee directors.

					Change in pension
	Fees			Non-equity	value and non-
	earned or	Stock	Option	incentive plan	qualified deferred	All other
	paid in	awards	Awards	compensation	compensation	compensation	Total
Name(1)	cash ($)	($)(2,4)	($)(3,4)	($)	earnings(5)	($)	($)
Robert B. Catell	$61,000	$65,960	$—	N/A	$(52)	$—	$126,908
John U. Clarke	$98,000	$86,956	$—	N/A	$—	$—	$184,956
David G. Elkins	$89,500	$87,900	$—	N/A	$—	$—	$177,400
Harold R. Logan, Jr.	$94,500	$87,900	$—	N/A	$—	$—	$182,400
Thomas A. McKeever	$74,500	$51,100	$—	N/A	$—	$—	$125,600
Stephen W. McKessy	$89,500	$87,900	$—	N/A	$(505)	$—	$176,895
Donald C. Vaughn	$90,000	$87,900	$—	N/A	$10,942	$—	$188,842

(1)	William G. Hargett, our Chief Executive Officer and Chairman of the Board, is not included in this table as he is an employee and receives no compensation for his services as a director. The compensation received by Mr. Hargett as an employee is shown in the 2006 Summary Compensation Table on page 18.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), and thus includes amounts from awards granted in and prior to 2006. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 4 to the Company’s 2006 Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), and thus includes amounts from option awards granted in and prior to 2006. Beginning in 2005, our directors no longer receive stock option awards, and all previous year’s stock option awards were expensed in previous years. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 4 to the Company’s 2006 Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

(4)	The following table shows the aggregate number of shares of restricted and stock options outstanding for each non-employee director as of December 31, 2006, as well as the grant date fair value of stock awards made during 2006:

				Grant Date Fair
	Aggregate Stock	Aggregate Option		Value of Stock
	Awards Outstanding	Awards Outstanding as	Stock Awarded	Awards made during
Name	of December 31, 2006	of December 31, 2006	during 2006	2006(6)
Robert B. Catell	5,788	21,000	1,788	$100,000
John U. Clarke	7,788	6,000	1,788	$100,000
David G. Elkins	7,788	19,000	1,788	$100,000
Harold R. Logan, Jr.	7,788	11,000	1,788	$100,000
Thomas A. McKeever	3,788	2,000	1,788	$100,000
Stephen W. McKessy	7,788	6,000	1,788	$100,000
Donald C. Vaughn	7,788	23,000	1,788	$100,000

(5)	Details on the non-employee director deferred compensation plan are on page 32 under the heading “Director Compensation”.

(6)	The grant date fair value of the stock awards granted in 2006 is based on the closing price our common stock on the NYSE on April 28, 2006. Stock awards for non-employee directors are detailed under the heading “Director Compensation” beginning on page 32.

Executive Employment Agreements
We have entered into employment agreements with all of our executive officers, namely, William G. Hargett, Steven L. Mueller, Robert T. Ray, Jeffrey B. Sherrick, Carolyn M. Campbell, James F. Westmoreland, Roger B. Rice, Joanne C. Hresko and John E. Bergeron, Jr. Each of these employment agreements is for a rolling term of three years, which automatically renews for a new three-year period each year on each anniversary of the effective date of the employment agreement unless we or the executive gives notice of termination at least 90 days prior to the end of the applicable term. Executive officers receive annual salary and bonus payments pursuant to their employment agreements which are subject to review each year by our Compensation Committee. Under the terms of these agreements, these individuals receive annual base salaries, as adjusted by the Compensation Committee effective October 2006, of $550,000, $400,000, $350,000, $303,000, $290,000, $267,000, $265,000, $245,000 and $245,000, respectively, subject to review each year by our Compensation Committee.
Also under these agreements, Mr. Hargett is entitled to an annual incentive bonus with a target equal to 85% of his annual earned salary, Mr. Mueller is entitled to an annual incentive bonus with a target equal to 65% of his annual earned salary, and each of the remaining executive officers is entitled to an annual incentive bonus with a target equal to 55% of his or her respective annual earned salary, if certain performance goals established by the Compensation Committee are met. Payment of the bonus is based on achievement of certain performance goals established each year by our Compensation Committee. In addition, executive officers receive an automobile allowance of $700 per month and reimbursement of certain business expenses and are eligible to participate in our equity compensation, deferred compensation and supplemental executive pension plans.
We may terminate the employment of any executive for “cause” (as defined in the executive employment agreement) without financial obligation (other than payment of any accrued obligations). Each executive may terminate his or her employment agreement at any time for any reason upon at least 30 days’ prior written notice. If we terminate the employment of an executive without cause, or if the executive terminates his employment with us for “good reason” (as defined in the executive employment agreement, which includes the occurrence of certain events following a change in control, including the pending merger with Forest), we are obligated to pay the executive a lump-sum severance payment equal to 2.99 times his then current annual rate of total compensation, and to continue certain medical and insurance benefits for a specified time period. Total compensation is defined to include salary, targeted bonus and car allowance. In the event the executive’s employment is terminated by us without cause or upon death or disability, or if the executive terminates his or her employment with us for good reason, any unvested shares of restricted stock, unvested options or similar deferred compensation automatically will vest and any other conditions to such awards shall be deemed satisfied. The executive employment agreements further provide that if any payments made to the executive, whether or not under the agreement, would result in an excise tax being imposed on the executive under Section 4999 of the Internal Revenue Code on “excess parachute payments,” we will make each of the executives “whole” on a net after-tax basis.
In October 2006, we amended the employment agreements with each of our executive officers to comply with Section 409A of the Code. The purpose of the amendments generally was to avoid the imposition of certain taxes and penalties under Section 409A relating to certain “non-qualified deferred compensation payments” (within the meaning of Section 409A) payable upon an executive’s separation from the company by imposing, where necessary, a six-month delay upon the commencement of such payments following separation from service. In addition, the amendments provided that interest will be payable by us in the event of a delay in payments necessitated by Section 409A of the Code.
In addition, in connection with our pending merger with Forest, we have amended each of the employment agreements with our executive officers. Pursuant to such amendment, each executive agreed not to assert that he or she has good reason to terminate employment and to remain employed for 60 days following the effective time of the merger. In exchange, we agreed that (a) the executive will continue to be paid base salary during such transitional period at the rate in effect immediately prior to the effective time of the merger, (b) unless otherwise agreed in writing with the executive, the executive’s employment will terminate on the last day of such 60-day transitional period and (c) such termination (or any earlier termination by the employer without cause or due to the executive’s death or disability) will be deemed to be a termination by the employer without cause for all purposes under the employment agreement. Pursuant to the merger agreement with Forest and to the extent required in our employment agreements, Forest has agreed to assume and perform each of the employment agreements as of the effective time of the merger.
Change of Control Plan
In 1999, our Board established the Change of Control Plan pursuant to which, upon a change of control, all employees, including executive officers, are entitled to receive “stay-on” bonuses in the amount of 125% of the employee’s regular target bonus percentage. One-half of this bonus will be paid on or as soon as reasonably practical following the date of the change of control and the remaining one-half will be paid 60 days later (or on the date of termination, if earlier). In addition, a change of control (including our pending merger with Forest) would cause all stock options, restricted stock, restricted stock units, phantom stock and other employee benefits to become fully vested. The change of control effect for NEOs is detailed in the Potential Payments Upon Termination or Change of Control table beginning on page 27.
Further, if we or our successor in a change of control terminates employees, other than executive officers, within one year of the change of control other than for cause, as defined in the Change of Control Plan, or our employees suffer a significant adverse change in employment, a reduction in salary or job relocation of more than 30 miles, these employees will be entitled to severance benefits in the form of a lump sum payment calculated pursuant to a formula based upon each employee’s base salary and years of service. The calculation of lump sum payments for executive officers is stated in their respective employment agreements.
In general, a “change of control” is deemed to occur upon the occurrence of any of the following events:
•	a person, entity or group other than us acquires 20% or more of the combined voting power of our then outstanding voting securities;

•	we consummate a reorganization, merger (including our pending merger with Forest), consolidation or disposition of all or substantially all of our assets; or

•	the individuals constituting our Board on October 26, 1999 cease to constitute a majority of our Board unless the election of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board is comprised entirely of independent directors: Messrs. John U. Clarke, Thomas A. McKeever and Donald C. Vaughn. None of the Compensation Committee members has served as an officer of Houston Exploration, and none of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board.
Report of The Compensation and Management Development Committee of The Board Of Directors
The Compensation Committee of our Board consists of John U. Clarke, Thomas A. McKeever and Donald C. Vaughn, each of whom is independent within the meaning of NYSE guidelines and our Board’s Standards of Independence. The Compensation Committee is responsible for reviewing all aspects of development and compensation of our Board and executive officers. The Compensation Committee has the authority to retain such compensation consultants, outside counsel and other advisors as it deems appropriate in its sole discretion. In this regard, the Compensation Committee has retained Towers Perrin to act as an independent compensation consultant reporting directly to the committee to advise and consult on compensation issues.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A (Amendment No. 2).
The following members of the Compensation Committee have given this report:
Donald C. Vaughn – Chairman
John U. Clarke – Committee Member
Thomas A. McKeever – Committee Member
The foregoing report of the Compensation Committee is not deemed to be “soliciting material” or to be incorporated by reference by any general statement incorporating this Form 10-K/A (Amendment No. 2) by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and is not otherwise deemed filed under these Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table presents information regarding the beneficial ownership of our common stock by each person who we know to beneficially own more than five percent of the outstanding shares of common stock. Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of common stock listed as beneficially owned.
As of March 28, 2007, our records and other publicly available information available from outside sources indicated that the following stockholders were beneficial owners of more than five percent of the outstanding shares of our common stock. The information below is as reported in their filings with the SEC. We are not aware of any other beneficial owners of more than 5% of our common stock.

	Number of Shares	Percent
	of	of
Name of Beneficial Owner	Common Stock	Class(1)
JANA Partners LLC(2)	4,130,900	14.6%

200 Park Avenue, Suite 3300 New York, NY 10166

Paulson & Co. Inc.(3)	2,750,000	9. 8%

590 Madison Avenue New York, NY 10022

FMR Corp.(4)	1,564,047 (5)	5.5%

82 Devonshire Street Boston, MA 02109

(1)	Based upon 28,214,009 shares outstanding as of March 28, 2007.

(2)	Based on Schedule 13D/A (Amendment No. 11) filed on January 9, 2007 by JANA Partners LLC (“JANA”) and Schedule 13D filed on January 11, 2007 by Forest. The shares reflected as beneficially owned are subject to a voting agreement pursuant to which funds affiliated with JANA agreed, during the term of the voting agreement, to vote their shares of our common stock in favor of the merger with Forest and the adoption of the merger agreement and against any transaction that would impede or delay the merger with Forest, and granted to Forest a proxy to vote their shares at any stockholder meeting convened to consider such matters. According to the Schedule 13D filed by Forest, Forest has shared voting and dispositive power over, but expressly disclaims beneficial ownership of, the shares reflected as beneficially owned.

(3)	Based on Schedule 13G filed on February 15, 2007 by Paulson & Co. Inc. on behalf of itself and its advisory clients.

(4)	Based on Schedule 13G/A (Amendment No. 4) filed on February 14, 2007 by FMR Corp. (“FMR”) on behalf of itself and its affiliates, Pyramis Global Advisors Trust Company (“PGATC”) an indirect wholly-owned subsidiary of FMR; Edward C. Johnson 3D (“Mr. Johnson”) and FMR Corp.

(5)	Includes 1,555,725 shares beneficially owned by FMR Corp. as to which FMR Corp., together with Mr. Johnson have sole dispositive power. Mr. Johnson, together with PGATC, have sole dispositive power over 8,322 shares.

Security Ownership of Directors and Executive Officers
The following table sets forth the beneficial ownership of our common stock as of March 28, 2007, by each director, each executive officer, including the NEOs, and by all directors (including nominees) and executive officers as a group.

			Options
	Number		Currently
	of		Exercisable Or
	Shares of		Exercisable
	Common		within 60	Total Beneficial	Percent of
Name of Beneficial Owner	Stock(1)		days(2)	Holdings	Class(3)

William G. Hargett	56,667	(4)	151,827	208,494
Chairman, President and Chief Executive Officer

Steven L. Mueller	23,553	(5)	86,314	109,867
Executive Vice President and Chief Operating Officer

Robert T. Ray	14,500	(6)	6,667	21,167
Senior Vice President and Chief Financial Officer

Jeffrey B. Sherrick	17,575	(7)	11,000	28,575
Senior Vice President — Corporate Development

James F. Westmoreland	12,494	(8)	31,497	43,991
Vice President and Chief Accounting Officer

Roger B. Rice	14,866	(9)	39,694	54,560
Senior Vice President — Administration

Joanne C. Hresko	4,700	(10)	14,878	19,578
Vice President and General Manager — Northern Division

John Bergeron, Jr.	4,700	(11)	11,667	16,367
Vice President and General Manager — Southern Division

Carolyn M. Campbell	8,900	(12)	5,000	13,900
Senior Vice President and General Counsel

David G. Elkins	12,788	(13)	19,000	31,788
Director

Robert B. Catell	9,788	(14)	21,000	30,788
Director

Donald C. Vaughn	7,788	(15)	23,000	30,788
Director

Harold R. Logan, Jr.	9,788	(16)	11,000	20,788
Director

John U. Clarke	10,788	(17)	6,000	16,788
Director

Stephen W. McKessy	7,788	(18)	6,000	13,788
Director

Thomas A. McKeever	3,788	(19)	2,000	5,788
Director

All directors and executive officers as a group	220,471		446,544	667,015	2.3%

(1)	Includes shares held directly or indirectly by directors and executive officers over which they have voting power and/or the power to dispose of such shares. Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)	To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days, other than upon consummation of our pending merger with Forest.

(3)	Based upon 28,214,009 shares outstanding as of March 28, 2007. Percent of class is shown only for holdings of 1% or more.

(4)	Includes 50,000 shares of restricted stock subject to transfer restrictions expiring as follows: 17,000 shares in 2008; and 33,000 shares in 2009.

(5)	Includes 23,553 shares of restricted stock subject to transfer restrictions expiring as follows: 6,000 shares in 2008; 11,000 shares in 2009; and 6,553 shares in 2010.

(6)	Includes 14,500 shares of restricted stock subject to transfer restrictions expiring in 2009.

(7)	Includes 275 shares owned in a custodial account for Mr. Sherrick’s son and 15,300 shares of restricted stock subject to transfer restrictions expiring as follows: 4,000 shares in 2008; 3,800 shares in 2009 and 7,500 shares in 2010.

(8)	Includes 12,294 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 4,900 shares in 2009; and 5,394 shares in 2010.

(9)	Includes 14,866 shares of restricted stock subject to transfer restrictions expiring as follows: 3,000 shares in 2008; 6,600 shares in 2009; and 5,266 shares in 2010.

(10)	Includes 4,700 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; and 2,700 shares in 2009.

(11)	Includes 4,700 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; and 2,700 shares in 2009.

(12)	Includes 8,900 shares of restricted stock subject to transfer restrictions expiring in 2009.

(13)	Includes 7,788 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 3,788 shares in 2009; and 2,000 shares in 2010.

(14)	Includes 5,788 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 1,788 shares in 2009; and 2,000 shares in 2010.

(15)	Includes 7,788 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 3,788 shares in 2009; and 2,000 shares in 2010.

(16)	Includes 7,788 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 3,788 shares in 2009; and 2,000 shares in 2010.

(17)	Includes 7,788 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 3,788 shares in 2009; and 2,000 shares in 2010.

(18)	Includes 7,788 shares of restricted stock subject to transfer restrictions expiring as follows: 2,000 shares in 2008; 3,788 shares in 2009; and 2,000 in shares 2010.

(19)	Includes 3,788 shares of restricted stock subject to transfer restrictions expiring as follows: 1,788 shares in 2009; and 2,000 shares in 2010.

Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2006 with respect to the shares of our common stock that may be issued upon exercise of stock options and restricted stock units granted under equity compensation plans that have been approved by our stockholders (the 1996 Stock Option Plan, the Amended and Restated 2002 Long-Term Incentive Plan and the 2004 LTIP) and under an equity compensation plan that has not been approved by our stockholders (the 1999 Non-Qualified Stock Option Plan). Other than stock options and restricted stock units issued pursuant to these four plans, we have not issued any warrants or rights to acquire equity securities of the Company.

	Number of securities
	to be issued upon		Weighted average
	exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available
Plan Category	warrants and rights(1)		warrants and rights	for future issuance(2)
Equity compensation plans approved by stockholders	1,536,876		$44.79	362,877
Equity compensation plans not approved by stockholders	161,558	(3)	$27.64	—

Total	1,698,434		$43.16	362,877	(4)

(1)	Does not include (i) 41,882 outstanding restricted stock units awarded to Company employees in July 2005, one-half of which vested in January 2007 and the remaining one-half of which vest in July 2008, or (ii) restricted stock awarded to the Company’s non-employee directors and executive officers.

(2)	Upon approval of the 2004 LTIP, existing ungranted shares from the 1996 Stock Option Plan, the 1999 Non-Qualified Stock Option Plan and the Amended and Restated 2002 Long-Term Incentive Plan were cancelled. All outstanding awards under those prior plans will remain outstanding in accordance with their terms.

(3)	Includes options granted under our 1999 Non-Qualified Stock Option Plan.

(4)	Also accounts for (i) 53,818 restricted stock units awarded to Company employees in July 2005, and (ii) restricted stock awarded to the Company’s non-employee directors and executive officers.
We have four stock option plans (together, our “Stock Plans”): (i) the 1996 Stock Option Plan, which was adopted at the completion of our initial public offering in September 1996, and amended and approved by our stockholders in 1997; (ii) the 1999 Non-Qualified Stock Option Plan adopted by our Board in October 1999; (iii) the 2002 Long-Term Incentive Plan adopted in January 2002, approved by our stockholders in May 2002 and amended by our Board in October 2003; and (iv) the 2004 Long-Term Incentive Plan, approved by our stockholders in June 2004 and amended and restated by our Board in January 2006. All of our employees, directors, consultants and advisors are eligible to participate in our Stock Plans, except that executive officers are not eligible to participate in the 1999 plan. The 1996, 2002 and 2004 plans allow for the granting of both incentive stock options and non-qualified stock options, and the 2002 and 2004 plans allow for the granting of restricted stock. Upon stockholder approval of the 2004 plan, all remaining shares available for grant under the 2002, 1999 and 1996 plans were cancelled, and 1,500,000 shares were authorized for awards under the 2004 plan.
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
Restricted stock may be granted to executive officers, employees and non-employee directors as a component of each recipient’s annual compensation, and vesting is generally dependent upon continued service to our company. Restricted stock carries voting and dividend rights; however, the sale or transfer of the shares is restricted. Generally, restricted shares vest and become freely transferable at the end of the vesting period, which is either five years or three years from the date of grant. In general, accelerated vesting will occur upon the occurrence of certain events, including a change of control such as our pending merger with Forest, unless an award agreement provides otherwise, and in the case of non-employee directors, termination as a director by reason of death, disability or retirement. Restricted stock awards are valued at the closing price of our common stock on the date of grant.
Amended and Restated 2004 Long-Term Incentive Plan
On June 3, 2004, our stockholders approved the 2004 LTIP for the non-employee directors and employees, consultants and advisors of Houston Exploration and our affiliates. The Compensation Committee administers the 2004 LTIP and, in its discretion, may grant awards to those employees and consultants and advisors of Houston Exploration or its affiliates as it may from time to time determine, subject to the terms of the plan. Awards under the 2004 LTIP may consist of stock options, stock appreciation rights, performance stock, performance units, restricted stock and/or restricted stock units.
On January 31, 2006, our Board approved certain amendments to the 2004 LTIP with respect to equity compensation of non-employee directors. Prior to these amendments, commencing on September 20, 2004, each non-employee director received an automatic grant on September 20th of each year of (i) non-qualified stock options to purchase 2,000 shares of our common stock and (ii) 2,000 shares of restricted stock. Under the 2004 LTIP as amended, non-employee directors are no longer eligible to receive grants of non-qualified stock options. However, non-employee directors will continue to receive automatic grants of restricted stock each year, except that such grants will be made as of the date of our Annual Meeting of Stockholders and the number of shares received by each non-employee director will be calculated by dividing $100,000 by the closing price of our common stock on the date of grant. Beginning with the awards made in 2006, the 2004 LTIP, as amended, shortens the vesting period for restricted stock granted to non-employee directors from five years to three years following the date of grant.
At December 31, 2006, a total of 362,877 shares remained available for grant under the 2004 LTIP. We may adjust options issued under the 2004 LTIP in the event of stock splits and other corporate events. In addition, we may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.
1999 Non-Qualified Stock Option Plan
On October 26, 1999, our Board adopted the 1999 Non-Qualified Stock Option Plan (the “1999 Plan”) for employees (excluding executive officers), non-employee directors, consultants and advisors of Houston Exploration and our affiliates. Upon adoption of the 2004 LTIP by stockholders, all remaining ungranted shares under the 1999 Plan were cancelled. With respect to non-employee directors only, the 1999 Plan amended and succeeded the 1996 Plan (under which no more options may be granted to non-employee directors). The 1999 Plan is administered by the Compensation Committee, which at its discretion, granted awards to eligible individuals with the exception of non-employee directors who received automatic grants under the 1999 Plan. The options granted under the 1999 Plan were all non-qualified, expire 10 years from date of grant and vested immediately for non-employee directors and in one-fifth increments on each of the first five anniversaries of the grant date for other eligible individuals. The Board may adjust options issued under the 1999 Plan in the event of stock splits and other corporate events. In addition, the Board may appropriately adjust the exercise price for options in the event that the outstanding shares of common stock are changed into or exchanged for a different number or kind of shares or other securities by reason of merger, stock dividend, combination of shares or the like.
This description of the 1999 Plan is being made pursuant to Regulation S-K, §229.201(d) which requires that the material features of each compensation plan under which equity securities of the registrant are authorized for issuance that was adopted without the approval of security holders be described. For a description of all stock option plans adopted by the Company, please see Note 4 to the Company’s financial statements included in our Form 10-K, as amended, for the fiscal year ended December 31, 2006.

Pending Merger with Forest Oil Corporation
On January 7, 2007, we announced the conclusion to our Board’s strategic alternatives review process with our entry into an agreement and plan of merger with Forest Oil Corporation. Under the merger agreement, Forest will acquire all of the outstanding shares of Houston Exploration for a combination of cash and Forest common stock.
Under the terms of the merger agreement, our stockholders will receive total consideration equal to 0.84 shares of Forest common stock and $26.25 in cash for each outstanding share of Houston Exploration common stock, or an aggregate of an estimated 23.6 million shares of Forest common stock and cash of $740 million. Based on the closing price of Forest common stock on January 5, 2007, the last trading day prior to announcement of the transaction, this represents $52.47 per share of merger consideration to be received by Houston Exploration stockholders. The actual value of the merger consideration to be received by our stockholders will depend on the average closing price of Forest common stock for the ten trading days ending three calendar days prior to the effective date of the merger, and the amount of cash and stock consideration will be determined by stockholder elections, subject to proration and an equalization formula. It is anticipated that the stock portion of the consideration will be tax free to Houston Exploration stockholders.
The Boards of Directors of Houston Exploration and Forest each unanimously approved the proposed merger. The merger is subject to customary terms and conditions, including the approval of both Houston Exploration and Forest stockholders, and is expected to be completed in the second quarter of 2007. Upon completion of the transaction, it is anticipated that Forest stockholders would own approximately 73% of the combined company, and Houston Exploration stockholders would own approximately 27%.
Concurrently with the execution of the merger agreement, funds affiliated with JANA Partners entered into a voting agreement with Forest pursuant to which the JANA funds agreed, during the term of the voting agreement, to vote their shares of our common stock in favor of the merger with Forest and the adoption of the merger agreement and against any transaction that would impede or delay the merger with Forest, and granted to Forest a proxy to vote their shares at any stockholder meeting convened to consider such matters. As of January 7, 2007, the JANA funds beneficially owned approximately 14.7% of our total issued and outstanding common stock. The voting agreement will terminate in certain instances, including an adverse recommendation change (as defined in the merger agreement) by our Board or any material amendment to the merger agreement that is adverse to us or our stockholders.
On February 8, 2007, the companies received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act with respect to the proposed transaction. On March 21, 2007, Forest filed an Amendment No. 1 to its Registration Statement on Form S-4 with the SEC, including a preliminary joint proxy statement / prospectus, with respect to the merger, which registration statement has not yet been declared effective by the SEC.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The Board has adopted a policy prescribing procedures for review, approval and monitoring of transactions involving Houston Exploration and “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of our outstanding stock). The Policy Statement Regarding Related Party Transactions of The Houston Exploration Company (“Related Party Transactions Policy”) supplements the conflict of interest provisions in our Ethical Business Policy Conduct Statement and Corporate Governance Guidelines. The Board has determined that the Nominating and Governance Committee is best suited to review and consider for approval related party transactions, although the Board may instead determine that a particular related party transaction be reviewed and considered for approval by a majority of disinterested directors.
The Related Party Transactions Policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). In addition, the new Related Party Transactions Policy applies specifically to transactions involving Houston Exploration and any of the following:
(1)	all officers of Houston Exploration;

(2)	directors and director nominees;

(3)	5% shareholders;

(4)	immediate family members of the foregoing individuals (broadly defined to include any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law);

(5)	any entity controlled by any of the individuals in (1), (2), (3) or (4) above (whether through ownership, management authority or otherwise); and

(6)	certain entities at which any of the individuals in (1), (2), (3) or (4) above is employed (generally, if the individual employed is directly involved in the negotiation of the transaction, has or shares responsibility at such entity for such transaction, or might receive compensation tied to such transaction).
For the fiscal year ended December 31, 2006, we had only one reportable related party transaction. John U. Clarke serves as Chairman and Chief Executive Officer of NATCO Group, a publicly traded oil field services and equipment company. During 2006, 2005 and 2004, we purchased services and supplies from NATCO of approximately $1.0 million, $1.3 million and $0.9 million, respectively. Because these amounts are significantly less that the 2% threshold prescribed by NYSE standards and our Board of Directors’ Standards of Independence, Mr. Clarke meets all requirements of the NYSE to be considered an independent director of our Company. The Nominating and Governance Committee approved and regularly reviews this arrangement consistent with the above policy.
Independence of Board Members
To promote effective corporate governance, a majority of the members of our Board qualify as independent under criteria established by the NYSE. The Nominating and Governance Committee regularly reviews the independence and qualifications of each member of the Board and its various Committees. Directors are deemed independent only if the Board affirmatively determines that they have no material relationship with Houston Exploration, directly or as an officer, share owner or partner of an organization that has a relationship with us. The Board observes all criteria for independence established by the NYSE and the SEC.
As contemplated by NYSE listing standards, our Board adopted categorical standards to assist it in making independence determinations. A copy of the Board of Directors’ Standards of Independence is available under the “Shareholder/Financial — Corporate Governance” section of our website at www.houstonexploration.com. These Independence Standards specify the relationships that the Board deems sufficiently material to create the presumption that a director is not independent. The presumption that any director is not independent may be overcome by the vote of a majority of the Board if, based on the totality of the facts and circumstances, the Board determines that the affected director’s relationship does not violate any applicable law or NYSE or SEC regulations and is not in fact material.
Consistent with these considerations, after review of all relevant transactions and/or relationships between each director, or any of his family members, and Houston Exploration, its senior management and its independent auditors, the Board affirmatively determined that six of the current directors, Messrs. Clarke, Elkins, Logan, McKeever, McKessy, and Vaughn, are independent. William G. Hargett, our Chairman, President and Chief Executive Officer, and Robert B. Catell are not independent. Mr. Catell serves as Chairman and Chief Executive Officer of KeySpan Corporation which, prior to November 24, 2004, owned at least 24% of our common stock. Notwithstanding that KeySpan has divested all of Houston Exploration stock, under NYSE rules, Mr. Catell cannot be deemed independent until June 2007, although Mr. Catell satisfies all other NYSE criteria relating to independence.
John U. Clarke serves as Chairman and Chief Executive Officer of NATCO Group, a publicly traded oil field services and equipment company. During 2006, 2005 and 2004, we purchased services and supplies from NATCO for approximately $1.0 million, $1.3 million and $0.9 million, respectively. These payments are below the materiality thresholds, for both Houston Exploration and NATCO Group, as set forth in NYSE independence standards for at least the past four fiscal years, and Mr. Clarke meets all requirements of the NYSE to be considered an independent director. After a review of the relevant information concerning these payments, the Board determined that they do not constitute a material relationship that affects Mr. Clarke’s independence.

Item 14. Principal Accountant Fees and Services
Our Audit Committee has appointed the firm of Deloitte & Touche LLP (“Deloitte”) as our independent public accountants to audit our accounts for the fiscal year ending December 31, 2007. Deloitte served as our independent public accountants for the fiscal year ended December 31, 2006.
Fees Billed by Independent Public Accountants
The following table provides a summary of fees for professional services performed by Deloitte for the audit of our financial statements for the years ended December 31, 2006 and 2005, together with fees billed for other services:

	Fees Billed		Fees Billed
Services Rendered	2006		2005
Audit fees	$920,720	(1)	$693,750	(1)
Audit related fees	27,600	(2)	126,103	(3)
Tax fees	—		—
All other fees	—		—

Total	$948,320		$819,853

(1)	Includes our annual financial statement audit, including our Sarbanes-Oxley Section 404 Certification.

(2)	Includes the audit of our 401(k) plan.

(3)	Includes (i) the review of our annual incentive compensation program calculation - $18,500; (ii) the audit of our 401(k) plan — $22,000, (iii) review of a derivative transaction — $46,515; and (iv) review of various potential acquisitions and dispositions - $39,088.
The Audit Committee has reviewed the nature and scope of the services provided by Deloitte and considers the services provided to have been compatible with the maintenance of Deloitte’s independence.
The Audit Committee has determined that the scope of services to be provided by Deloitte in 2007 will generally be limited to audit and audit related services. The Audit Committee must expressly approve the provision of any services by Deloitte outside the scope of the foregoing services.
Pre-Approval Policies and Procedures
The Audit Committee has adopted guidelines for the pre-approval of audit and permitted non-audit services by our independent public accountants. The Audit Committee considers annually and approves the provision of audit services by our independent public accountants and considers and pre-approves the provision of certain defined audit and non-audit services. The Audit Committee also considers on a case-by-case basis and approves specific engagements that are not otherwise pre-approved. The “Audit Fee Pre-Approval Policy” adopted by the Audit Committee is available under the “Shareholder/Financial — Corporate Governance” section of our website at www.houstonexploration.com. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chairman of the Audit Committee. The Chairman of the Audit Committee reports any specific approval of services at the next regular Audit Committee meeting. The Audit Committee reviews a summary report detailing all services being provided to Houston Exploration by its independent public accountants. All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and “all other fees” were pre-approved in accordance with the Audit Fee Pre-Approval Policy and pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements:
The following items are incorporated herein by reference from the Annual Report on Form 10-K/A (Amendment No. 1):
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.
2. Exhibits:

EXHIBITS		DESCRIPTION

2.1	—	Agreement and Plan of Merger dated as of January 7, 2007 by and among the Company, Forest Oil Corporation and MJCO Corporation (filed as exhibit 2.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

3.1	—	Restated Certificate of Incorporation, as amended, including the Certificate of Amendment thereto dated April 26, 2005 (filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

3.2	—	Restated Bylaws of The Houston Exploration Company (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No.001-11899) and incorporated by reference).

4.1	—	Indenture, dated as of June 10, 2003, between The Houston Exploration Company and the Bank of New York, as Trustee, with respect to the 7% Senior Subordinated Notes due 2013 (filed as Exhibit 4.2 to our Registration Statement on Form S-4 (Registration No. 333-106836) and incorporated by reference).

4.2	—	Rights Agreement, dated as of August 12, 2004, between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

4.3	—	First Amendment dated as of May 2, 2005, to the Rights Agreement dated as of August 12, 2004 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

4.4	—	Second Amendment to Rights Agreement dated as of January 7, 2007 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

EXHIBITS		DESCRIPTION
4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of The Houston Exploration Company (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.1	—	Amended and Restated Credit Agreement dated November 30, 2005 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as exhibit 99.1 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.2	—	First Amendment to Amended and Restated Credit Agreement effective May 31, 2006 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.3	—	Purchase and Sale Agreement, dated September 3, 2003, by and among Transworld Exploration and Production, Inc., as Seller, and The Houston Exploration Company, as Buyer (filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 15, 2003 (file No. 001-11899) and incorporated by reference).

10.4	—	Asset Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.5	—	Tax Matters Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp., and KeySpan Corporation (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.6	—	Distribution Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.7	—	Purchase and Sale Agreement, dated September 17, 2004, between The Houston Exploration Company and Orca Energy, L.P. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2004 (File No. 001-11899) and incorporated by reference).

10.8	—	Purchase and Sale Agreement dated October 21, 2005 by and between Kerr-McGee Oil & Gas Onshore LP D/B/A KMOG Onshore LP and Westport Oil and Gas Company, L.P., as sellers, and The Houston Exploration Company, as buyer (filed as exhibit 99.2 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.9	—	Purchase and Sale Agreement dated February 28, 2006 between The Houston Exploration Company, as seller, and Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P. and Merit Energy Partners F-III, L.P., collectively, as buyer (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-11899) and incorporated by reference).

10.10	—	Purchase and Sale Agreement dated April 7, 2006 between The Houston Exploration Company, as seller, and Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P. and Merit Energy Partners F-III, L.P., collectively, as buyer (filed as Exhibit 99.1 to our Current Report on Form 8-K dated June 2, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
10.11(2)	—	Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11899) and incorporated by reference).

10.12(2)	—	Amendment dated April 26, 2005, but effective as of December 31, 2004, to The Houston Exploration Company Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.13(2)	—	The Houston Exploration Company Post-2004, AJCA Compliant Deferred Compensation Plan for Non-Employee Directors dated April 26, 2005, effective as of January 1, 2005 (filed as Exhibit 10.5 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.14(2)	—	Compensation Table for Non-Employee Directors, effective January 1, 2006 (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 6, 2006).

10.15(2)	—	Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899) and incorporated by reference).

10.16(2)	—	1999 Non-Qualified Stock Option Plan dated October 26, 1999 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.17(2)	—	Amended and Restated 2002 Long-Term Incentive Plan effective May 17, 2002, adopted October 26, 2003 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11899) and incorporated by reference).

10.18(2)	—	Amended and Restated 2004 Long Term Incentive Plan (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.19(2)	—	Supplemental Executive Pension Plan dated May 1, 1996 (filed as exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 2) (Registration No. 333-4437) and incorporated by reference).

10.20(2)	—	The Houston Exploration Company Supplemental Executive Retirement Plan (Amended and Restated on July 25, 2006) (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.21(2)	—	First Amendment to The Houston Exploration Company Supplemental Executive Retirement Plan (filed as exhibit 10.3 to our Current Report on Form 8-K dated January 7, 2007 (File No. 001-11899) and incorporated by reference herein).

10.22(2)	—	Executive Deferred Compensation Plan dated January 1, 2002 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11899) and incorporated by reference).

10.23(2)	—	Amendment [No. 1] to The Houston Exploration Company Executive Deferred Compensation Plan (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.24(2)	—	Amendment No. 2 dated July 25, 2006, but effective as of December 31, 2004, to The Houston Exploration Company Executive Deferred Compensation Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.25(2)	—	The Houston Exploration Company 2005 Executive Deferred Compensation Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.26(2)	—	Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
10.27(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.38(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Steven L. Mueller dated February 8, 2005 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.29(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and Steven L. Mueller (filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.30(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and John H. Karnes dated February 8, 2005 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.31(2)	—	Separation Agreement and General Release dated December 8, 2005 between The Houston Exploration Company and John H. Karnes (filed as exhibit 99.1 to our Current Report on Form 8-K dated December 12, 2005 (File No. 001-11899) and incorporated by reference).
10.32(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and James F. Westmoreland dated February 8, 2005 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.33(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and James F. Westmoreland (filed as Exhibit 10.7 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.34(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Roger B. Rice dated February 8, 2005 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.35(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and Roger B. Rice (filed as Exhibit 10.5 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.36(2)	—	Employment Agreement dated February 10, 2005 between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

10.37(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated February 10, 2005, between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.8 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.38(2)	—	Employment Agreement effective March 10, 2005, between The Houston Exploration Company and John E. Bergeron, Jr. (filed as exhibit 99.2 to our Current Report on Form 8-K dated March 10, 2005 (File No. 001-11899) and incorporated by reference).

10.39(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated March 10, 2005, between The Houston Exploration Company and John E. Bergeron, Jr. (filed as Exhibit 10.9 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
10.40(2)	—	Employment Agreement effective April 13, 2005, between The Houston Exploration Company and Jeffrey B. Sherrick (filed as exhibit 99.2 to our Current Report on Form 8-K dated April 13, 2005 (File No. 001-11899) and incorporated by reference).

10.41(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated April 13, 2005, between The Houston Exploration Company and Jeffrey B. Sherrick (filed as Exhibit 10.6 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.42(2)	—	Employment Agreement dated January 18, 2006 between The Houston Exploration Company and Robert T. Ray (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 18, 2006 (File No. 001-11899) and incorporated by reference).

10.43(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated January 18, 2006, between The Houston Exploration Company and Robert T. Ray (filed as Exhibit 10.3 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.44(2)	—	Employment Agreement dated March 27, 2006 between The Houston Exploration Company and Carolyn M. Campbell (filed as Exhibit 99.1 to our Current Report on Form 8-K dated March 27, 2006 (File No. 001-11899) and incorporated by reference).

10.45(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated March 27, 2006, between The Houston Exploration Company and Carolyn M. Campbell (filed as Exhibit 10.4 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.46(2)	—	Form of Amendment No. 2 to [Amended and Restated] Employment Agreement entered into by and between The Houston Exploration Company and each of William G. Hargett, Steven L. Mueller, James F. Westmoreland, Roger B. Rice, Joanne C. Hresko, John E. Bergeron Jr., Jeffrey B. Sherrick, Robert T. Ray and Carolyn M. Campbell (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.47(2)	—	Change of Control Plan dated October 26, 1999 (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.48(2)	—	First Amendment to The Houston Exploration Company Change of Control Plan dated May 17, 2002 (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

10.49(2)	—	Second Amendment to The Houston Exploration Company Change of Control Plan (filed as exhibit 10.4 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.50(2)	—	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.51(2)	—	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.52(2)	—	Form of Director Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.53(2)	—	Form of Employee Restricted Stock Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

12.1	—	Computation of ratio of earnings to fixed charges (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

21.1	—	Subsidiaries of The Houston Exploration Company (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
23.1	—	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

23.2	—	Consent of Netherland, Sewell & Associates (filed as Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

23.3	—	Consent of Miller and Lents (filed as Exhibit 23.3 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

31.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to our Annual Report on Form10-K/A (Amendment No. 1) for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

32.2	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to our Annual Report on Form10-K/A (Amendment No. 1) for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

(1) Filed herewith.

(2) Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOUSTON EXPLORATION COMPANY
	By:	/s/ William G. Hargett
William G. Hargett
Date: April 2, 2007		President and Chief Executive Officer

POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Hargett	Chairman of the Board of Directors,	April 2, 2007
William G. Hargett	President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert T. Ray	Senior Vice President and Chief Financial Officer	April 2, 2007
Robert T. Ray	(Principal Financial Officer)

/s/ James F. Westmoreland	Vice President and Chief Accounting Officer	April 2, 2007
James F. Westmoreland	(Principal Accounting Officer)

*	Director	April 2, 2007
Robert B. Catell

*	Director	April 2, 2007
John U. Clarke

*	Director	April 2, 2007
David G. Elkins

*	Director	April 2, 2007
Harold R. Logan, Jr.

*	Director	April 2, 2007
Thomas A. McKeever

* Stephen W. McKessy	Director	April 2, 2007

*	Director	April 2, 2007
Donald C. Vaughn

*By: /s/ James F. Westmoreland
James F. Westmoreland
Attorney-in-Fact

INDEX TO EXHIBITS

EXHIBITS		DESCRIPTION

2.1	—	Agreement and Plan of Merger dated as of January 7, 2007 by and among the Company, Forest Oil Corporation and MJCO Corporation (filed as exhibit 2.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

3.1	—	Restated Certificate of Incorporation, as amended, including the Certificate of Amendment thereto dated April 26, 2005 (filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

3.2	—	Restated Bylaws of The Houston Exploration Company (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No.001-11899) and incorporated by reference).

4.1	—	Indenture, dated as of June 10, 2003, between The Houston Exploration Company and the Bank of New York, as Trustee, with respect to the 7% Senior Subordinated Notes due 2013 (filed as Exhibit 4.2 to our Registration Statement on Form S-4 (Registration No. 333-106836) and incorporated by reference).

4.2	—	Rights Agreement, dated as of August 12, 2004, between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

4.3	—	First Amendment dated as of May 2, 2005, to the Rights Agreement dated as of August 12, 2004 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (file No. 001-11899) and incorporated by reference herein).

4.4	—	Second Amendment to Rights Agreement dated as of January 7, 2007 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

EXHIBITS		DESCRIPTION
4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of The Houston Exploration Company (filed as Exhibit 4.2 to our Current Report on Form 8-K dated August 13, 2004 (File No. 001-11899) and incorporated by reference).

10.1	—	Amended and Restated Credit Agreement dated November 30, 2005 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as exhibit 99.1 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.2	—	First Amendment to Amended and Restated Credit Agreement effective May 31, 2006 among The Houston Exploration Company and Wachovia Bank, National Association, as Issuing Bank and Administrative Agent; The Bank of Nova Scotia and Bank of America as Co-Syndication Agents; and BNP Paribas and Comerica Bank as Co-Documentation Agents (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.3	—	Purchase and Sale Agreement, dated September 3, 2003, by and among Transworld Exploration and Production, Inc., as Seller, and The Houston Exploration Company, as Buyer (filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 15, 2003 (file No. 001-11899) and incorporated by reference).

10.4	—	Asset Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit 99.3 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.5	—	Tax Matters Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp., and KeySpan Corporation (filed as Exhibit 99.4 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.6	—	Distribution Agreement dated as of June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 30, 2004 (File No. 001-11899) and incorporated by reference).

10.7	—	Purchase and Sale Agreement, dated September 17, 2004, between The Houston Exploration Company and Orca Energy, L.P. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2004 (File No. 001-11899) and incorporated by reference).

10.8	—	Purchase and Sale Agreement dated October 21, 2005 by and between Kerr-McGee Oil & Gas Onshore LP D/B/A KMOG Onshore LP and Westport Oil and Gas Company, L.P., as sellers, and The Houston Exploration Company, as buyer (filed as exhibit 99.2 to our Current Report on Form 8-K dated November 30, 2005 (File No. 001-11899) and incorporated by reference).

10.9	—	Purchase and Sale Agreement dated February 28, 2006 between The Houston Exploration Company, as seller, and Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P. and Merit Energy Partners F-III, L.P., collectively, as buyer (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-11899) and incorporated by reference).

10.10	—	Purchase and Sale Agreement dated April 7, 2006 between The Houston Exploration Company, as seller, and Merit Management Partners I, L.P., Merit Management Partners II, L.P., Merit Management Partners III, L.P., Merit Energy Partners III, L.P., Merit Energy Partners D-III, L.P., Merit Energy Partners E-III, L.P. and Merit Energy Partners F-III, L.P., collectively, as buyer (filed as Exhibit 99.1 to our Current Report on Form 8-K dated June 2, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
10.11(2)	—	Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-11899) and incorporated by reference).

10.12(2)	—	Amendment dated April 26, 2005, but effective as of December 31, 2004, to The Houston Exploration Company Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.13(2)	—	The Houston Exploration Company Post-2004, AJCA Compliant Deferred Compensation Plan for Non-Employee Directors dated April 26, 2005, effective as of January 1, 2005 (filed as Exhibit 10.5 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.14(2)	—	Compensation Table for Non-Employee Directors, effective January 1, 2006 (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 6, 2006).

10.15(2)	—	Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-11899) and incorporated by reference).

10.16(2)	—	1999 Non-Qualified Stock Option Plan dated October 26, 1999 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.17(2)	—	Amended and Restated 2002 Long-Term Incentive Plan effective May 17, 2002, adopted October 26, 2003 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 001-11899) and incorporated by reference).

10.18(2)	—	Amended and Restated 2004 Long Term Incentive Plan (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.19(2)	—	Supplemental Executive Pension Plan dated May 1, 1996 (filed as exhibit 10.23 to our Registration Statement on Form S-1/A (Amendment No. 2) (Registration No. 333-4437) and incorporated by reference).

10.20(2)	—	The Houston Exploration Company Supplemental Executive Retirement Plan (Amended and Restated on July 25, 2006) (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.21(2)	—	First Amendment to The Houston Exploration Company Supplemental Executive Retirement Plan (filed as exhibit 10.3 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.22(2)	—	Executive Deferred Compensation Plan dated January 1, 2002 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-11899) and incorporated by reference).

10.23(2)	—	Amendment [No. 1] to The Houston Exploration Company Executive Deferred Compensation Plan (filed as exhibit 99.2 to our Current Report on Form 8-K dated January 31, 2006 (File No. 001-11899) and incorporated by reference).

10.24(2)	—	Amendment No. 2 dated July 25, 2006, but effective as of December 31, 2004, to The Houston Exploration Company Executive Deferred Compensation Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.25(2)	—	The Houston Exploration Company 2005 Executive Deferred Compensation Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated July 31, 2006 (File No. 001-11899) and incorporated by reference).

10.26(2)	—	Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
10.27(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and William G. Hargett (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.38(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Steven L. Mueller dated February 8, 2005 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.29(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and Steven L. Mueller (filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.30(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and John H. Karnes dated February 8, 2005 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.31(2)	—	Separation Agreement and General Release dated December 8, 2005 between The Houston Exploration Company and John H. Karnes (filed as exhibit 99.1 to our Current Report on Form 8-K dated December 12, 2005 (File No. 001-11899) and incorporated by reference).
10.32(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and James F. Westmoreland dated February 8, 2005 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.33(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and James F. Westmoreland (filed as Exhibit 10.7 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.34(2)	—	Amended and Restated Employment Agreement between The Houston Exploration Company and Roger B. Rice dated February 8, 2005 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-11899) and incorporated by reference).

10.35(2)	—	Amendment No. 1, dated October 24, 2006, to the Amended and Restated Employment Agreement dated February 8, 2005 between The Houston Exploration Company and Roger B. Rice (filed as Exhibit 10.5 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.36(2)	—	Employment Agreement dated February 10, 2005 between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005 (File No. 001-11899) and incorporated by reference).

10.37(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated February 10, 2005, between The Houston Exploration Company and Joanne C. Hresko (filed as Exhibit 10.8 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.38(2)	—	Employment Agreement effective March 10, 2005, between The Houston Exploration Company and John E. Bergeron, Jr. (filed as exhibit 99.2 to our Current Report on Form 8-K dated March 10, 2005 (File No. 001-11899) and incorporated by reference).

10.39(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated March 10, 2005, between The Houston Exploration Company and John E. Bergeron, Jr. (filed as Exhibit 10.9 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
10.40(2)	—	Employment Agreement effective April 13, 2005, between The Houston Exploration Company and Jeffrey B. Sherrick (filed as exhibit 99.2 to our Current Report on Form 8-K dated April 13, 2005 (File No. 001-11899) and incorporated by reference).

10.41(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated April 13, 2005, between The Houston Exploration Company and Jeffrey B. Sherrick (filed as Exhibit 10.6 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.42(2)	—	Employment Agreement dated January 18, 2006 between The Houston Exploration Company and Robert T. Ray (filed as exhibit 99.1 to our Current Report on Form 8-K dated January 18, 2006 (File No. 001-11899) and incorporated by reference).

10.43(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated January 18, 2006, between The Houston Exploration Company and Robert T. Ray (filed as Exhibit 10.3 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.44(2)	—	Employment Agreement dated March 27, 2006 between The Houston Exploration Company and Carolyn M. Campbell (filed as Exhibit 99.1 to our Current Report on Form 8-K dated March 27, 2006 (File No. 001-11899) and incorporated by reference).

10.45(2)	—	Amendment No. 1, dated October 24, 2006, to the Employment Agreement dated March 27, 2006, between The Houston Exploration Company and Carolyn M. Campbell (filed as Exhibit 10.4 to our Current Report on Form 8-K dated October 27, 2006 (File No. 001-11899) and incorporated by reference).

10.46(2)	—	Form of Amendment No. 2 to [Amended and Restated] Employment Agreement entered into by and between The Houston Exploration Company and each of William G. Hargett, Steven L. Mueller, James F. Westmoreland, Roger B. Rice, Joanne C. Hresko, John E. Bergeron Jr., Jeffrey B. Sherrick, Robert T. Ray and Carolyn M. Campbell (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.47(2)	—	Change of Control Plan dated October 26, 1999 (filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference).

10.48(2)	—	First Amendment to The Houston Exploration Company Change of Control Plan dated May 17, 2002 (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

10.49(2)	—	Second Amendment to The Houston Exploration Company Change of Control Plan (filed as exhibit 10.4 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).

10.50(2)	—	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.51(2)	—	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.52(2)	—	Form of Director Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

10.53(2)	—	Form of Employee Restricted Stock Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-11899) and incorporated by reference).

12.1	—	Computation of ratio of earnings to fixed charges (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

21.1	—	Subsidiaries of The Houston Exploration Company (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

EXHIBITS		DESCRIPTION
23.1	—	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

23.2	—	Consent of Netherland, Sewell & Associates (filed as Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

23.3	—	Consent of Miller and Lents (filed as Exhibit 23.3 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

31.1(1)	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to our Annual Report on Form10-K/A (Amendment No. 1) for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

32.2	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to our Annual Report on Form10-K/A (Amendment No. 1) for the year ended December 31, 2006 (File No. 001-11899) and incorporated by reference).

(1) Filed herewith.

(2) Management contract or compensation plan.