Form 10-Q/A
period 2007-03-31
HOUSTON EXPLORATION CO
filed 2007-05-10
CIK 1015293

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 8, 2007, 28,302,579 shares of Common Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE
The Houston Exploration Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to correctly reflect the number of shares outstanding as of May 8, 2007 as disclosed on the cover page of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission on May 9, 2007 (the “Original Filing”) as 28,302,579 shares.
Except for the item discussed in this Explanatory Note, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

Part II.	Other Information	3
Item 6.	Exhibits	3
SIGNATURES		4
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part II. Other Information
Item 6. Exhibits

EXHIBITS
DESCRIPTION

2.1(1)	—	Agreement and Plan of Merger dated as of January 7, 2007 by and among the Company, Forest Oil Corporation and MJCO Corporation (filed as exhibit 2.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
3.1(1)	—	Restated Bylaws of The Houston Exploration Company, as amended April 23, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 27, 2007 (File No. 001-11899) and incorporated by reference).
4.1(1)	—	Second Amendment to Rights Agreement dated as of January 7, 2007 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
10.1(1)(2)	—	First Amendment to The Houston Exploration Company Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated January 7, 2007 (File No. 001-11899) and incorporated by reference herein).
10.2(1)(2)	—	Form of Amendment No. 2 to [Amended and Restated] Employment Agreement entered into by and between The Houston Exploration Company and each of William G. Hargett, Steven L. Mueller, James F. Westmoreland, Roger B. Rice, Joanne C. Hresko, John E. Bergeron Jr., Jeffrey B. Sherrick, Robert T. Ray and Carolyn M. Campbell (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
10.3(1)(2)	—	Second Amendment to The Houston Exploration Company Change of Control Plan (filed as exhibit 10.4 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
12.1(1)	—	Computation of ratio of earnings to fixed charges (filed as exhibit 12.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (file No. 001-11899) and incorporated by reference herein).
31.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed.

(2)	Identified as a management contract or compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOUSTON EXPLORATION COMPANY
	By:	/s/ William G. Hargett
William G. Hargett
Date: May 10, 2007		Chairman, President and Chief Executive Officer

	By:	/s/ Robert T. Ray
Robert T. Ray
Date: May 10, 2007		Senior Vice President and Chief Financial Officer

	By:	/s/ James F. Westmoreland
James F. Westmoreland
Date: May 10, 2007		Vice President and Chief Accounting Officer

EXHIBIT INDEX

2.1(1)	—	Agreement and Plan of Merger dated as of January 7, 2007 by and among the Company, Forest Oil Corporation and MJCO Corporation (filed as exhibit 2.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
3.1(1)	—	Restated Bylaws of The Houston Exploration Company, as amended April 23, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 27, 2007 (File No. 001-11899) and incorporated by reference).
4.1(1)	—	Second Amendment to Rights Agreement dated as of January 7, 2007 between The Houston Exploration Company and The Bank of New York, as Rights Agent (filed as exhibit 4.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
10.1(1)(2)	—	First Amendment to The Houston Exploration Company Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K dated January 7, 2007 (File No. 001-11899) and incorporated by reference herein).
10.2(1)(2)	—	Form of Amendment No. 2 to [Amended and Restated] Employment Agreement entered into by and between The Houston Exploration Company and each of William G. Hargett, Steven L. Mueller, James F. Westmoreland, Roger B. Rice, Joanne C. Hresko, John E. Bergeron Jr., Jeffrey B. Sherrick, Robert T. Ray and Carolyn M. Campbell (filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
10.3(1)(2)	—	Second Amendment to The Houston Exploration Company Change of Control Plan (filed as exhibit 10.4 to our Current Report on Form 8-K dated January 7, 2007 (file No. 001-11899) and incorporated by reference herein).
12.1(1)	—	Computation of ratio of earnings to fixed charges (filed as exhibit 12.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (file No. 001-11899) and incorporated by reference herein).
31.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of William G. Hargett, Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Robert T. Ray, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed.

(2)	Identified as a management contract or compensation plan or arrangement